Form 10KSB
period 1996-03-31
SAVIN ELECTRONICS INC
filed 1996-08-01
CIK 1015979

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

    For the fiscal year ended March 31, 1996

[ ] Transition report under Section 13 or 15(d)of the Securities Exchange Act of
    1934

    For the transition period from __________ to __________

    Commission file number        33-36670

                             Savin Electronics Inc.
                 (Name of Small Business Issuer in Its Charter)

          New Jersey                                   22-3061278
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                      Identification No.)

c/o Gary B. Wolff, P.C., 747 Third Avenue, New York, NY               10017
- --------------------------------------------------------------------------------
  (Address of Principal Executive Office)                           (Zip Code)

     New York  212-644-6446                     Israel  011 972 3 9211091
- -----------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                 Name of Each Exchange
    Title of Each Class                           on Which Registered

          None

Securities registered under Section 12(g) of the Exchange Act:

                                      None
                                (Title of Class)

         Check whether the issuer; (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes xx No

                  All financial information contained herein (with the exception of Note 9 to the Company's financial statements entitled "Subsequent Events") relates to the Company as of the close of its March 31, 1996 fiscal year. As hereinafter indicated (see Part I, Item 1 - Description of Business) the Company from inception in August 1990 until closing of an acquisition in April of 1996 was an inactive public "shell". To the extent practicable certain information appearing hereinafter has been updated past the close of the Company's fiscal year so as to report information relating to the aforesaid acquisition. A considerable portion of such information has already been reported by virtue of the Company having filed Form 8-Ks with dates of report of September 28, 1995 and March 21, 1996 (as indicated in Item 13 hereof).

                  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

                  State issuer's revenues for its most recent fiscal year - $-0-

                  The aggregate market value for the 2,000,000 shares of voting stock (all of one class of $.0001 par value Common Stock) held by non-affiliates* of Registrant as of July 11, 1996 is $6,500,000 based upon an average of the bid ($2.75) and asked ($3.75) prices for such stock on the date heretofore indicated. See Item 5 (a) which indicates the limited, if any, trading activity in the Registrant's securities for the periods indicated. By virtue hereof, it is difficult if not impossible to accurately arrive at a completely realistic "aggregate market value" of Registrant shares held by non-affiliates as called for herein especially in view of the fact that the existence of limited or sporadic quotations should not of itself be deemed to constitute an "established public trading market". The above statements regarding "aggregate market value" and "established public trading market" should be taken into careful consideration when considering the information contained herein regarding the indicated "aggregate market value" of shares of voting stock held by non-affiliates.

                 *Affiliates for the purpose of this item refers to the
                  Registrant's officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant's securities as record holders only for their respective clienteles' beneficial interest) owning 5% or more of the Registrant's Common Stock, both of record and beneficially - all as of July 11, 1996.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

                  Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

                                 Not Applicable

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

                  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 8,150,000 shares as of July 11, 1996.

                  Transitional Small Business Disclosure Format: Yes  x  No

                       DOCUMENTS INCORPORATED BY REFERENCE

                  If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security-holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").

                                      None

                                TABLE OF CONTENTS

                                                                                     Page
                                                                                    Number
PART I

Item 1.    Description of Business                                                    5

Item 2.    Description of Property                                                    5

Item 3.    Legal Proceedings                                                          5

Item 4.    Submission of Matters to a Vote of
            Security Holders                                                          5

PART II

Item 5.    Market For Common Equity and Related
            Stockholder Matters                                                       6

Item 6.    Management's Plan of Operation                                             7

Item 7.    Financial Statements                                                       9
                                                                                   F1 - F10

Item 8.    Changes in and Disagreements With
            Accountants on Accounting and
            Financial Disclosure                                                     10

PART III

Item 9.    Directors, Executive Officers, Promoters
            and Control Persons; Compliance With
            Section 16(a) of the Exchange Act                                        10

Item 10.   Executive Compensation                                                    12

Item 11.   Security Ownership of Certain Beneficial
            Owners and Management                                                    13

Item 12.   Certain Relationships and Related
            Transactions                                                             15

Item 13.   Exhibits, List and Reports on Form 8-K                                    15

ITEM 1.       DESCRIPTION OF BUSINESS

                  Savin Electronics Inc. (hereinafter "SVPS" or the "Company") is a development stage company incorporated in the State of New Jersey in August, 1990. The Company filed a Self- Underwritten Registration Statement on Form S-18, which Registration Statement was declared effective on November 1, 1991 and closed in January of 1992. Since conclusion of its aforesaid public offering of securities the Company had been pursuing its stated business activities seeking to acquire business(es); its public offering having been a "blind pool/blank check" offering. The Company had basically been inactive since "going public" until closing in April 1996 of its initial acquisition.

                  The Company has not had any revenues from operations from inception through March 31, 1996.

                  Reference is herewith made to Item 6 hereof regarding Management's Plan of Operations with respect to proposed future Company activities taking into consideration its aforesaid April 1996 acquisition..

EMPLOYEES

                  Throughout fiscal year ended March 31, 1996 the Company had no employees other than its President. See Plan of Operations regarding Company employees subsequent to and commencing upon closing of April 1996 acquisition.

ITEM 2.       DESCRIPTION OF PROPERTY

                  The Company currently maintains an office, rent free, at the offices of its counsel (Gary B. Wolff, P.C.) at 747 Third Avenue, New York, New York 10017. Its business activities are principally conducted out of its wholly owned subsidiary's executive offices located at Savin House, 68 Amal Street, Petah Tikva 49130, Israel, whereat such subsidiary occupies approximately 35,000 square feet of space pursuant to operating lease(s) entered into in July 1992, commencing effective January 1, 1993 and expiring December 31, 1997 with such subsidiary having the option to renew through November 30, 2002. Rent thereat is currently approximately $172,500 per annum with annual increases approximating 6% per annum.

ITEM 3.       LEGAL PROCEEDINGS

                  The Company is not presently a part to any material litigation nor, to the knowledge of management, is any material litigation threatened.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company has not held an annual meeting of stockholders for fiscal year ended March 31, 1996. While the Company does currently intend to hold an annual meeting of stockholders for its fiscal year ended March 31, 1996 it has not, as yet, formalized any specific plans as to any proposed date for such meeting.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

                  (a) Marketing Information. The following table sets forth, for the periods indicated, the range of high and low bid prices on the dates indicated for the Company's securities indicated below for each full quarterly period within the two most recent fiscal years (if applicable) and any subsequent interim period for which financial statements are included and/or required to be included.

Fiscal Year Ended March 31, 1995                           Quarterly Common Stock Price
         By Quarter                                                  Ranges
Quarter               Date                                 High                   Low
 1st               June 30, 1994                            (1)                   (1)
 2nd               September 30, 1994                       (1)                   (1)
 3rd               December 31, 1994                        (1)                   (1)
 4th               March 31, 1995                           (1)                   (1)

Fiscal Year Ended March 31, 1996                           Quarterly Common Stock Price
         By Quarter                                                  Ranges
Quarter               Date                                 High                  Low

 1st               June 30, 1995                            (1)                   (1)
 2nd               September 30, 1995                       (1)                   (1)
 3rd               December 31, 1995                        (1)                   (1)
 4th               March 31, 1996                           (1)                   (1)

Fiscal Year Ended March 31, 1997                           Quarterly Common Stock Price
         By Quarter                                                  Ranges (2)
Quarter               Date                                 High                  Low
 1st               June 30, 1996                           $3.75                 $2.75


(1) Notwithstanding closing of the Company's public offering of securities in November 1991 its securities did not commence trading until subsequent to application for trading being submitted to the National Association of Securities Dealers, Inc. ("NASD") in accordance with Schedule H of such Association's by-laws and Rule 15c2- 11 under the Securities Exchange Act of 1934. On May 16, 1996 and acting in reliance upon information filed, the NASD cleared the Company's common stock for quotation on the Electronic Over-the-Counter Bulletin Board. The opening prices of the Company's common stock on June 3, 1996 was $2.75 bid and $3.50 asked.

(2) The existence of limited or sporadic quotations should not of itself be deemed to constitute an "established public trading market". To the extent that limited trading in the Company's Common Stock has taken place, such transactions have been limited to the over-the-counter market. All prices indicated herein are as reported to the Company by broker-dealer(s) making a market in its securities in the National Quotation Data Service ("pink sheets") and/or in the Electronic Over-the-Counter Bulletin Board (the latter under the symbol SVPS). The aforesaid securities were not traded or quoted on any automated quotation system (other than as may be indicated herein). The over-the-counter market quotes indicated above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

              (b) Holders. As of July 11, 1996 the approximate number of stockholders of the Company's Common Stock (as indicated on its transfer agent's July 11, 1996 certified list of stockholders) amounted to 38 persons and/or firms (inclusive of those brokerage firms and/or clearing houses and/or depository companies holding the Company's securities for their respective clientele - each such brokerage house, clearing house and/or depository firm being considered as one record holder). The exact number of beneficial owners of the Company's securities is not known but would necessarily exceed the number of record owners indicated above in that brokerage firms and/or clearing house and/or depository companies are normally record owners for presumably any number of unidentified beneficial owners.

              (c) Dividends. The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. The Company has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements , does not currently contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

ITEM 6.       MANAGEMENT'S PLAN OF OPERATION

              As heretofore indicated the Company had not had any revenues from operations from inception through fiscal year ended March 31, 1996 and was basically an inactive public "shell".

              Events leading up to and cumulating in the aforementioned April 1996 acquisition may briefly be summarized as follows.

              On September 28, 1995 a change in the control of the Company occurred when pursuant to written agreement the Company's then principal stockholder and sole officer and director (Philip Abramo) resigned as both an officer and director and sold all 400,000 shares of Company common stock then owned by him to certain otherwise then wholly unaffiliated individuals and/or firms. At the time Mr. Abramo sold his aforesaid 400,000 shares of Company common stock there were a total of 455,000 shares issued and outstanding; such shares of common stock being the only voting securities (and the only securities of any nature) of the Company.

              Pursuant to the terms of an Acquisition Agreement (heretofore filed with the Securities and Exchange Commission on April 4, 1996 as Exhibit A to the Company's Form 8-K with date of report of March 21, 1996) the Company issued an aggregate of 6,150,000 shares of its common stock to two individuals - Messrs. Meir Portnoy and Avi Pines - in exchange for all of the issued and outstanding securities of an Israeli corporation known as Savin Electronics Ltd. thereby acquiring a wholly owned and operating subsidiary. Additionally, the Company sold 1,545,000 shares of its common stock in accordance with Private Placement Memorandum and forwarded net proceeds approximating $883,000 to such wholly owned subsidiary for working capital purposes. Based upon the above and as of July 11, 1996 a total of 8,150,000 shares of the Company's common stock are issued and outstanding with Messrs. Portnoy and Pines each owning approximately 38% of all issued and outstanding common stock of the Company.

              Based upon the above, current Company Plan of Operations (all of which may be considered to be plans and events subsequent to the close of its March 31, 1996 fiscal year) relate to activities and operations of its now wholly owned Israeli operating subsidiary - Savin Electronics Ltd. hereinafter referred to as "SEL".

              The following summarized information regarding SEL is included herein solely so as to provide a brief description of SEL's business activities. as follows:

              SEL is an Israeli based manufacturer engaged in the power electronics field with products oriented towards supplying quality power to sensitive computer and electronics systems, utilized in large offices and industry. These include Uninterrupted Power Supplies ("UPS"), Line Voltage Regulators, Power Conditioners and Power Inverting and Converting equipment. SEL was established in 1977 by a group of professionals specializing in the power electronics field and is now one of the largest manufacturers of power electronics systems in the State of Israel. Product portfolio includes UPS which accounts for approximately 80% of the production, thyristor power supplies, frequency converters, inverters, telecom power supplies and inverters, power conditioners and power conversion equipment. SEL international marketing supports in excess of 22, exclusive (11) and non-exclusive (11), distributors carrying its product range. Approximately 60% of its production (in unit numbers) is exported. Customers include business, government, telecommunications, utilities and medical facilities with the most frequent use of UPS equipment being for protection of data processing equipment. During SEL's calendar year ended December 31, 1995 its single largest customer accounted for approximately 8.85% of total gross sales (with the next 3 largest customers accounting for 7.48%, 7.31% and 6.77% of gross sales). Management considers its relationship with each of its above referenced four largest customers to be satisfactory. SEL's offices and production facilities located in Kiryat Arie industrial zone on the outskirts of Tel Aviv, Israel, encompassing over 35,000 square feet of air-conditioned space and housing modern production facilities, testing and research laboratories, training center for distributors and customers, a communications center and executive and/or administrative offices. Transformer manufacture, wiring, assembly and testing are all carried out at its factory. The transformer facility manufactures to class H insulation. All magnetics are vacuum impregnated and individually tested. SEL's currently held approvals include ISO-9001 standard (under supervision of the Israeli Standards Institute) and MIL-1-45208 (supervised by the Israeli M.O.D.) SEL transformer manufacturing facility is approved by UL (Underwriters Laboratories - USA standards organization). SEL UPS 900 systems are listed by UL to UL standard 1778 and Canadian standard C22.2. All systems supplied to the European Union are CE marked. Product construction complies with all major international standards. SEL currently employs approximately 80 people in Israel, including 15 engineers and technical staff, 40 skilled production workers and 5 service staff.

              In essence, the Company's plan of operations for the next 12 months revolve around the activities of its wholly owned subsidiary as heretofore discussed and management currently feels that the Company can satisfy its current cash requirements without the need to raise substantial additional funds, if any, during the next 12 months. However, management may decide to raise additional capital during the next 12 months if deemed necessary for Company growth. Management does not currently intend or expect to make any significant or material purchase (other than possibly purchasing certain computer systems 12 months nor does it currently expect any significant change to occur in the number of its employees (as heretofore indicated directly above.).

ITEM 7.       FINANCIAL STATEMENTS

              The following financial statements have been prepared in accordance with the requirements of Regulation S-X and supplementary financial information included herein, if any, has been prepared in accordance with Item 302 of Regulation S-K, such information appears on pages F-1 through F-9 inclusive of this Form 10-KSB, which pages follow this page.

                             SAVIN ELECTRONICS INC.
                             MARCH 31, 1995 AND 1994

                                    CONTENTS

                                                            Page
Independent Auditor's Reports                                F-1 - F-4
Balance Sheet                                                F-5
Statement of Income and Expenses                             F-6
Statement of Stockholders' Equity (Deficit)                  F-7
Statement of Cash Flows                                      F-8
Notes to the Financial Statement                             F-9 - F-10

                          [N. BLUMENFRUCHT LETTERHEAD]

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Board of Directors
Savin Electronics Inc.
New York, New York

        I have audited the accompanying balance sheet of Savin Electronics Inc. (formerly American Acquisition Corporation) as of March 31, 1996, and the related Statements of Income and Expenses, Cash Flows and Stockholders' Equity for the years ended March 31, 1996 and 1994. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Savin Electronics Inc. (formerly American Acquisition Corporation) as of March 31, 1995 were audited by another auditor whose reports was dated June 22, 1995 expressed a qualified opinion on those statements.

        I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audit provides a reasonable basis for my opinion.

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Savin Electronics Inc. (formerly American Acquisition Corporation) as of March 31, 1996 and the results of its Operations and its Cash Flows and Stockholders' Equity for the years ended March 31, 1996 and 1994 in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage company, and has had losses since inception which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ Nachum Blumenfrucht
                                        ---------------------------
                                        Nachum Blumenfrucht
                                        Certified Public Accountant

Brooklyn New York
July 9, 1996

                         MARVIN KIRSCHENBAUM LETTERHEAD



                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Board of Directors
American Acquisition Corporation
New York New York

              I have audited the accompanying balance sheet of American Acquisition Corporation as of March 31, 1995, and the related Statements of Income and Expenses, Cash Flows and Stockholders' Equity for the year ended March 31, 1995. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of American Acquisition Corporation as of March 31, 1994 and 1993 were audited by another auditor whose reports were dated July 22, 1994 and August 9, 1993, respectively, expressed an qualified opinion on those statements.

              I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audit provides a reasonable basis for my opinion.

              In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Acquisitions Corporation as of March 31, 1995 and the results of its Operations and its Cash Flows and Stockholders' Equity for the year ended March 31, 1995 in conformity with generally accepted accounting principles.

American Acquisition Corporation

              The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage company, and has had losses since inception which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       /s/ Marvin Kirschenbaum
                                       Marvin Kirschenbaum
                                       Certified Public Accountant

West Lawrence New York
June 22, 1995

                             SAVIN ELECTRONICS INC.
                  (FORMERLY AMERICAN ACQUISITION CORPORATION)
                         (A development stage company)

                                 BALANCE SHEET

                                   March 31,

                                     ASSETS

                                                             1996       1995
                                                             ----       ----
CURRENT ASSETS
  Cash                                                     $      0   $    218
                                                           --------   --------
        TOTAL CURRENT ASSETS                                      0        218

FIXED AND OTHER ASSETS
  Organization costs - net of
  accumulated amortization - Note 2                               0         39
                                                           --------   --------
TOTAL ASSETS                                               $      0   $    257
                                                           ========   ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable - Note 3                                $    600   $  6,423

LONG TERM LIABILITIES
  Due to Shareholder - Note 4                                 5,000          0

STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock, $.0001 par value; authorized
  15,000,000 shares as of March 31, 1996
  and $.004 par value; 10,000,000 shares
  as of March 31, 1995, issued & outstanding
  455,000 shares - Note 7                                     1,820      1,820

  Additional paid-in capital                                 50,857     41,857
  Accumulated Deficit                                       (58,277)   (49,843)
                                                           --------   --------
  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                       (5,600)    (6,166)
                                                           --------   --------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                         $      0   $    257
                                                           ========   ========

   The accompanying notes are an integral part of these financial statements.

                             SAVIN ELECTRONICS INC.
                  (FORMERLY AMERICAN ACQUISITION CORPORATION)
                         (A development stage company)

                        STATEMENT OF INCOME AND EXPENSES

                                                                                                Cumulative
                                                                                                   From
                                                                                                (Inception)
                                                                                             Aug. 23, 1990 to
                                                        Years Ended March 31,                 March 31, 1996
                                                        ---------------------        ----------------------------------
                                                        1996             1995            1994
                                                        ----             ----        ------------
REVENUE

Income.........................................     $        0     $          0     $           0         $          0

GENERAL EXPENSES

  Professional fees -- Note 6..................          (473)              350             2,450                5,677
  Officer Salary -- Note 5.....................         7,800             7,800             7,800               44,190
  Rent -- Note 5...............................         1,200             1,200             1,200                6,740
  Amortization of Organization Expense.........            39               100               100                  500
  Miscellaneous................................          (132)              231               470                1,170
                                                     --------           -------           -------             --------
Total General and administrative expenses......         8,434             9,681            12,020               58,277
                                                     --------           -------           -------             --------
Net Loss.......................................      $ (8,434)         $ (9,681)         $(12,020)            $(58,277)
                                                     ========          ========          ========             ========

LOSS PER SHARE.................................      $(   .02)         $(   .02)         $(   .03)
                                                     ========          ========          ========

  Weighted Average number of
    shares outstanding.........................       455,000           455,000           455,000
                                                     ========          ========          ========

The accompanying notes are an integral part of these financial statements.

                             SAVIN ELECTRONICS INC.
                  (FORMERLY AMERICAN ACQUISITION CORPORATION)
                         (A development stage company)


                                        Additional     Retained        Total
                               Common     Paid-In      Earnings     Stockholders
                                Stock     Capital      (Deficit)       Equity
                              --------------------------------------------------
Balance
April 1, 1993                   $1,820     $23,857     $(28,142)     $ (2,465)

Additional Paid-In
Capital Acquired Through
Services Provided Without
Cost for Year ended-
March 31, 1994                               9,000                      9,000

Net Loss for the Year
ended March 31, 1994                                    (12,020)      (12,000)
                                ------     -------     --------      --------
Balance-
March 31, 1994                   1,820      32,857      (40,162)       (5,485)

Additional Paid-In
Capital Acquired Through
Services Provided Without
Cost for Year ended-
March 31, 1995                               9,000                      9,000

Net Loss for Year
ended March 31, 1995                                     (9,681)       (9,681)
                                ------     -------     --------      --------
Balance-
March 31, 1995                   1,820      41,857      (49,843)       (6,166)
                                ------     -------     --------      --------

Additional Paid-In
Capital Acquired Through
Services Provided Without
Cost for Year ended-
March 31, 1996                               9,000                      9,000

Net Loss for the Year
ended March 31, 1996                                     (8,434)       (8,434)
                              -------------------------------------------------
Balance-
March 31, 1996                  $1,820     $50,857      $(58,277)    $ (5,600)
                                ======     =======      ========     ========


   The accompanying notes are an integral part of these financial statements.

                             SAVIN ELECTRONICS INC.
                  (FORMERLY AMERICAN ACQUISITION CORPORATION)
                         (A development stage company)

                            STATEMENT OF CASH FLOWS


                                                                                                      Cumulative
                                                                                                     From (Incept)
                                                         FOR THE YEARS ENDED                         Aug. 23, 1990
                                                        ---------------------                        To March 31,
                                                        1996             1995            1994             1996
                                                        ----             ----            -----       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                               $(8,434)         $(9,681)        $(12,020)       $(58,277)
Adjustments to reconcile
net loss to net cash used
by operating activities
Non-cash items included in loss:
Amortization                                                39              100              100             500
Expenses incurred without cost
credited to add. paid in capital                         9,000            9,000            9,000          50,930

Change in assets and liabilities:
Other Assets                                                 0                                              (500)
Due to Shareholders                                      5,000                                             5,000
Accounts payable and accruals                           (5,823)             350            2,450             600
                                                       -------          -------         --------        --------
  Cash Used by Operations                                 (218)            (231)            (470)         (1,747)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock-
Net of Deferred Offering Costs                                                0                            1,747
                                                       -------          -------         --------        --------
NET INCREASE (DECREASE) IN CASH                           (218)            (231)            (470)              0

CASH AT BEGINNING OF PERIOD                                218              449              919               0
                                                       -------          -------         --------        --------
CASH AT END OF PERIOD                                  $     0          $   218         $    449        $      0
                                                       =======          =======         ========        ========


The accompanying notes are an integral part of these financial statements.

                             SAVIN ELECTRONICS INC.
                  (FORMERLY AMERICAN ACQUISITION CORPORATION)
                         (A development stage company)

                        NOTES TO THE FINANCIAL STATEMENT

                                 March 31, 1996

NOTE 1 -- BASIS OF PRESENTATION

        The Company was organized under the laws of the State of New Jersey on August 16, 1990 under the name American Acquisition Corporation. On March 18, 1996 the Company changed its name to Savin Electronics Inc. Its activities to date have basically been limited to the preparation of data in connection with the sale of securities and seeking a merger partner.

NOTE 2 -- ORGANIZATION COSTS

        Expenses incurred in connection with the formation of the Company have been capitalized and were amortized over a period of five years on the straight line method. As of March 31, 1996 the asset has been fully amortized.

NOTE 3 -- ACCOUNTS PAYABLE

        Accounts payable represents accounting fees.

NOTE 4 -- LOAN PAYABLE SHAREHOLDER

        A shareholder advanced $5,000 to the Company to pay professional fees. The loan bears no interest and has no set maturity date.

NOTE 5 -- EXPENSES INCURRED WITHOUT COST

        Certain expenses were incurred without cost. Management's estimate of the annual value of these costs for the periods shown are:

                        Officer Salary             $7,800
                        Rent                        1,200

The corresponding expense was charged on the Statement of Income and Expenses and credited to additional paid in capital.

NOTE 6 -- GENERAL EXPENSES

        Professional fees -- As of March 31, 1995 the Company owed its auditor $6,423. During the current period the Company negotiated a settlement on the outstanding balance resulting in a net negative charge to professional fees for the current period.

                             SAVIN ELECTRONICS INC.
                  (FORMERLY AMERICAN ACQUISITION CORPORATION)
                         (A development stage company)

                        NOTES TO THE FINANCIAL STATEMENT

                                 March 31, 1996

NOTE 7 - CAPITALIZATION

        (1) The Company, upon incorporation was authorized to issue 10,000,000 common shares with a par value of $.004, 450,000 restricted shares were issued to the Company's sole officer and director and its attorney for $.004 per share for a total consideration of $1,800. Subsequently on March 18, 1996 the Company increased its authorized shares to 15,000,000 and changed its par value to $.0001.

        (2) On August 23, 1990, the Board of Directors authorized the sale through a self underwriting of 100 Units at $1,500 per unit on a "best efforts, minimum 1 unit, maximum 100 units" basis of its authorized but unissued common stock.

        (3) The offering terms were revised so that each unit consisted of 500 Common shares at $150 per unit.

        (4)  On January 29, 1992, the Company closed on 10 units.

        (5) On September 28, 1995 the Company's sole officer and director - Philip Abramo - sold all of his shares (400,000) to then otherwise unrelated individuals. Simultaneously Mr. Abramo resigned as officer and director.

NOTE 8 - FISCAL YEAR END

        The Company's fiscal year end is March 31.

NOTE 9 - SUBSEQUENT EVENTS

        (1) In April 1996 the Company acquired all of the issued and outstanding shares of Savin Electronics Ltd. (an Israeli corporation) in exchange for the issuance of 6,150,000 shares of the Company's common stock. Consequently, Savin Electronics Ltd. became a wholly owned subsidiary of the Company.

        (2) In accordance with the terms and conditions of a private placement memorandum, the Company sold 1,545,000 shares of its common stock and forwarded net proceeds of $883,000 to Savin Electronics Ltd. for working capital purposes. Accordingly, upon conclusion of the private placement an aggregate of 8,150,000 common shares of the Company were issued and outstanding.

ITEM 8. CHANGES IN THE AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              No disagreements with accountants on accounting and financial disclosure matters existed during the Company's fiscal year ended March 31, 1996.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

              The Directors and Executive Officers of the Company, as of July 11, 1996 unless otherwise indicated, were as follows:

Name and Address                   Position(s) Held                   Age
Meir Portnoy                       President and Chairman             58
Haseifan 35
Ramat Hasharon
Israel

Avi Pines                          Secretary-Treasurer                46
Yakov Kahan 15                     and Director
Ramat Hasharon
Israel

Sol Goodelman                      Director                           72
P.O. Box 33432

Tel-Aviv 81333
Israel

Avrum Savran                       Director                           53
2 Habroshim Street
Ramat Efal
Tel Aviv 52960
Israel

Yechiel Nussbaum                   Director                           50
Achad Haam 61
Raanana
Israel

Philip Abramo (1)                  President, Secretary-
176 Saddle River Road              Treasurer and Director
Building H
So. Hackensack, NJ 07606


(1) Reference is herewith made to Form 10-K for fiscal year ended March 31, 1995 with respect to information regarding Philip Abramo who served as the Company's sole officer and director until his resignation from all positions in March of 1996.

Name and Address                Position(s) Held                      Age
Ron Fussman (2)                 President, Secretary-                  35
52A Hanassl St.                 Treasurer and Director
Herzllya Pituach 46448
Israel

(2) Replaced Mr. Abramo as officer and director (as indicated) upon Mr. Abramo's resignation and until Mr. Fussman's resigning from all positions effective upon closing of the Acquisition Agreement in April, 1996.

              Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.

MEIR PORTNOY has served as President and Chairman of the Board of Directors of the Company since April, 1996 and has served as President and Chairman of the Board of Directors of the Company's wholly owned operating subsidiary, Savin Electronics Ltd. ("SEL") since 1977 when he co-founded SEL with Avi Pines (see below). Prior to co-founding SEL, Mr. Portnoy served (from 1965-77) as R&D engineer, chief engineer and subsequently the head of the electronics division of Elco Ltd., a large Israeli based company engaged in the design and manufacture of electronic products. Mr. Portnoy has in excess of 30 years of experience in the fields of power electronics and UPS systems. Mr. Portnoy received his Bachelor of Science degree in Electronic Engineering from Technion Haifa in 1963 and received his Master of Science degree in Electronic Engineering from the same institution in 1971.

              See Item 11 hereof with respect to security ownership, if any, of management.

AVI PINES has served as Secretary-Treasurer and a Director of the Company since April, 1996 and has served as Vice President and a Director of the Company's wholly owned subsidiary, SEL since 1978 when he co-founded SEL with Meir Portnoy. Prior to co-founding SEL Mr. Pines served (from 1972-1978) in the R&D Division of the Intelligence Corps of the Israel Defense Forces, responsible for the development of certain hi-tech systems. Mr. Pines has in excess of 18 years of experience in the fields of power electronics and UPS systems. Mr. Pines received his Bachelor of Science degree in Electronic Engineering from Technion Haifa in 1973 (having graduated with honors) and received his Master of Science degree in Electronic Engineering from the same institution in 1979.

              See Item 11 hereof with respect to security ownership, if any, of management.

              THE FOLLOWING INDIVIDUALS HAVE AGREED (IN WRITING IN JULY 1996) TO SERVE ON THE COMPANY'S BOARD OF DIRECTORS - ALL SUBSEQUENT TO CONCLUSION OF THE COMPANY'S ACQUISITION OF SEL IN APRIL 1996.

SOL GOODELMAN was a founder (in 1957), majority shareholder and general manager of Electronic Corporation of Israel Ltd. ("ECI"), currently listed on the New York Stock Exchange. ECI was acquired by a major industrial conglomerate in 1970. Mr. Goodelman subsequently founded and currently manages Solgood Ltd., an electronics and aviation marketing firm offering technical and marketing consulting services to various foreign companies. Mr. Goodelman received his Bachelor of Science degree from City College in New York in 1943 and received his Master of Science degree from the University of Illinois in 1948 and thereafter (and until 1957) served in the Israeli Air Force ("IAF") rising to the position of Lt. Colonel in the post of Chief of Electronics Officer of the IAF.

              See Item 11 hereof with respect to security ownership, if any, of management.

AVRUM SAVRAN from 1987 to the present has managed Margolin Marketing Ltd., a finance and economic consulting company as well as serving as manager and owner of PBA Investment, a relatively large Israeli exporting firm and during such same period of time helped support Israeli based industrial companies through the raising of funds from governmental and private sources. From 1981 to 1987 Mr. Savran served as a Financing Manager of Kibbutz Yizreel and from 1982 to 1985 served as manager of Team USA of the United Kibbutz Movement. Mr. Savran received a Bachelor of Arts degree in Business Administration from Haifa University in 1973 and currently also serves as a Director of SEL.

              See Item 11 hereof with respect to security ownership, if any, of management.

YECHIEL NUSSBAUM has been, since 1980, partner in C. Dehan & Associates, a private chartered accounting company, specializing in consulting services on auditing, taxation and investment matters. Prior thereto, Mr. Nussbaum (a) was employed as a CPA with Kesary Dehan (1976-1980) and (b) was chief accountant in a U.S. company (from 1974-1976) and in such position was responsible for the development of procedures concerning budget and computerized budget processes, as well as for the accounting department and preparation of annual reports. Mr. Nussbaum received his Bachelor of Arts degree from the University of Illinois and his Master of Arts degree from De-Paul University

              See Item 11 hereof with respect to security ownership, if any, of management.

RON FUSSMAN has served as President, Secretary-Treasurer and a Director of the Company since March, 1996 until his resignation in April, 1996 and currently serves as an independent business consultant to the Company.

              See Item 11 hereof with respect to security ownership, if any, of management.

ITEM 10.      EXECUTIVE COMPENSATION

              Remuneration paid (and/or accrued, if applicable and so specifically indicated) to officers and/or directors of the Company during fiscal year ended March 31, 1996 is indicated in the chart appearing directly hereinafter.

                                                                   SECURITIES
                                          SALARIES, FEES,          OR PROPERTY,          AGGREGATE OF
                    CAPACITIES            DIRECTORS' FEES,      INSURANCE BENEFITS        CONTINGENT
 NAME OF            IN WHICH                COMMISSIONS          OR REIMBURSEMENT,         FORMS OF
INDIVIDUAL           SERVED                 AND BONUSES         PERSONAL BENEFITS        REMUNERATION
Philip Abramo     President, Secretary-       $7,800(1)            $1,200(1)               $9,000
                  Treasurer & a Director

Ron Fussman       President, Secretary-       $-0-(2)              $-0-(2)                 $-0-
                  Treasurer & a Director

(1) See also Note 5 to audited financial statements which indicates that remuneration referred to may be classified as "expenses incurred without cost".
(2) Mr. Fussman served in the positions indicated from the time of Mr. Abramo's resignation and until closing of the Company's acquisition of its wholly owned subsidiary, at which time Mr. Fussman resigned from all positions held.

              There were no written employment agreements between the Company and any of its officers and directors through fiscal year ended March 31, 1996.

              During calendar year ended December 31, 1995 Messrs. Portnoy and Pines received (from what is now the Company's wholly owned subsidiary, SEL) approximately $124,000 and $122,000 respectively as annual compensation. For the first quarter of calendar year 1996, Messrs. Portnoy and Pines received approximately $32,600 and $32,200 respectively. The above referenced salaries were paid in accordance with employment agreements between SEL and such two individuals, which employment agreements expire March 31, 1999.

              No compensation of any nature was paid to any director for services rendered to the Company in such capacity excepting for repayment made, if any, for accountable expenses incurred on the Company's behalf throughout fiscal year ended March 31, 1996.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              (a) Security Ownership of Certain Beneficial Owners - The following persons and/or firms are known to the Company to be the beneficial owners of more than 5% of the 8,150,000 shares of the Company's outstanding $.0001 par value Common Stock as of July 11, 1996. To the best of the Company's knowledge each individual and/or firm has beneficial ownership of the shares and each individual and/or firm has sole voting power and sole investment power with respect to the number of shares beneficially owned.

Name and Address of            Amount and Nature of           Percent
 Beneficial Owner              Beneficial Ownership           of Class
- -------------------            --------------------           --------
Meir Portnoy                        3,075,000                  37.73%
Haseifan 35
Ramat Hasharon
Israel

Name and Address of            Amount and Nature of           Percent
 Beneficial Owner              Beneficial Ownership           of Class
- -------------------            --------------------           --------
Avi Pines                           3,075,000                 37.73%
Yakov Kahan 15
Ramat Hasharon
Israel

              (b) Security Ownership of Management - The number and percentage of shares of $.0001 par value Common Stock of the Company owned of record and beneficially, by each current officer and director of the Company (or former officers and/or directors of the Company if so specifically indicated) and by all current officers and directors of the Company as a group, is as follows - as of July 11, 1996. To the best of the Company's knowledge each individual has beneficial ownership of the shares and each individual has sole voting power and sole investment power with respect to the number of shares beneficially owned.

Name and Address of            Amount and Nature of           Percent
 Beneficial Owner              Beneficial Ownership           of Class
- -------------------            --------------------           --------
Philip Abramo                  -0-  (1)                       -0- %
176 Saddle River Road
Building H
So. Hackensack, NJ 07606

Ron Fussman                    -0-  (2)(3)                    -0- %
52A Hanassl St.
Herzllya Pituach 46448
Israel

Meir Portnoy                   3,075,000                      37.73%
Haseifan 35
Ramat Hasharon
Israel

Avi Pines                      3,075,000                      37.73%
Yakov Kahan 15
Ramat Hasharon
Israel

Sol Goodelman                  -0-                            -0- %
P.O. Box 33432
Tel-Aviv 81333
Israel

(1) Resigned effective March 21, 1996. Security ownership indicated, if any, is as of most practicable date - July 11, 1996.
(2) Resigned effective April 6, 1996. Security ownership indicated, if any, is as of most practicable date - July 11,

    1996.
(3) While Mr. Fussman is not the record and beneficial owner of any of the Company's common stock he has been given options to purchase up to 500,000 shares of Company common stock at $.40 per share in accordance with the terms and conditions of the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on June 26, 1996; the Company having registered 1,500,000 shares in accordance with such Plan. No other options under this Plan have been granted as of July 11, 1996..

Name and Address of            Amount and Nature of           Percent
 Beneficial Owner              Beneficial Ownership           of Class
- -------------------            --------------------           --------
Avrum Savran                   -0-                            -0- %
2 Habroshim Street
Ramat Efal
Tel Aviv 52960
Israel

Yechiel Nussbaum               -0-                            -0- %
Achad Haam 61
Raanana
Israel

All offices and directors
 as a group (5 person)         6,150,000                      75.46%

              The Company does not know of any arrangement or pledge of its securities by persons now considered in control of the Company that might result in a change of control.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              For the fiscal year ended March 31, 1996 there have not been any material transactions between the Company and any director, executive officer, security holder or any member of the immediate family of any of the aforementioned which exceeded $60,000 other than as may be indicated in this Form 10-KSB and the financial statements and footnotes thereto which are a part hereof.

ITEM 13.      EXHIBITS, LIST AND REPORTS ON FORM 8-K

              Reference is herewith made to page F-1 through F-9 inclusive of this 10-KSB with respect to the financial statements and notes thereto included therein.

              No exhibits are being filed with this Form 10-KSB.

              During the last quarter of the Company's fiscal year ended March 31, 1996 the following Forms 8-K were filed.

              (a) Form 8-K with date of report of September 28, 1995 - forwarded to the SEC on

                   January 26, 1996.


              (b) Form 8-K with date of report of March 21, 1996 - filed with the SEC on April 4, 1996 and

              (c) Amendment No. 1 to Form 8-K with date of report of March 21, 1996 - filed with the SEC on June 21, 1996.

              The above mentioned Amendment No. 1 to Form 8-K included as exhibits annexed thereto both (i) audited consolidated financial statements for the Company's wholly owned subsidiary for calendar year ended December 31, 1995 and (ii) pro forma financial information in accordance with Item 7(a)(4) of the general instructions of Form 8-K.

                                   SIGNATURES

              In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SAVIN ELECTRONICS INC.

                                             /Meir Portnoy/
                                       By _____________________________________
                                          Meir Portnoy, President

Date:  July 31, 1996

              In accordance with the Exchange act, This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /Meir Portnoy/                President and a Director    Dated: July 31, 1996
- --------------------------
Meir Portnoy

 /Avi Pines/                   Secretary-Treasurer and     Dated: July 31, 1996
- --------------------------     a Director
Avi Pines

 /Sol Goodelman/               Director                    Dated: July 31, 1996
- --------------------------
Sol Goodelman

 /Avrum Savran/                Director                    Dated: July 31, 1996
- --------------------------
Avrum Savran

 /Yechiel Nussbaum/            Director                    Dated: July 31, 1996
- --------------------------
Yechiel Nussbaum

SUPPLEMENTAL INFORMATION

              Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

              The Company has not, as yet, held an annual meeting of stockholders for fiscal year ended March 31, 1996. While the Company does currently intend to hold an annual meeting of stockholders for its fiscal year ended March 31, 1996 it has not, as yet, formalized any specific plans as to any proposed date for such meeting.

              Four copies of all material to be mailed to stockholders with respect to such Annual Meeting of Stockholders (when scheduled to be held) will be furnished to the Securities and Exchange Commission but such documents, when furnished, will not be deemed to be "filed" with the Securities and Exchange Commission or otherwise subject to liabilities of Section 18 of the Act (except to the extent that the Registrant specifically incorporates such material by reference in any subsequent Form 10-KSB); it is expected that such documents will consist of a Form of Proxy, Notice of Annual Meeting with Information Statement as well as such schedules and/or exhibits as may be annexed thereto.

                                EXHIBIT INDEX



EXHIBIT No.                                   DESCRIPTION

     27                                 FINANCIAL DATA SCHEDULE