Form 10QSB
period 1996-06-30
SAVIN ELECTRONICS INC
filed 1996-08-19
CIK 1015979

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[xx]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    June 30, 1996

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________________to______________________

Commission File Number:                             33-36670

                             Savin Electronics Inc.
             (Exact name of registrant as specified in its charter)

         New Jersey                                              22-3061278
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

c/o Gary B. Wolff, P.C., 747 Third Avenue, New York, New York       10017
(Address of principal executive offices)                          (Zip Code)

New York   212-644-6446                               Israel   011 972 3 9211090
              (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            [x] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

The number of shares outstanding of each of the registrant's classes of common stock, as of August 15, 1996 is 8,150,000 shares, all of one class of $.0001 par value common stock.

                                TABLE OF CONTENTS

                                                                  Page No.
                                                                  --------
                                     PART I

Item 1.     Financial Statements                                     3-6

Item 2.     Management's Discussion and Analysis of
             Financial Condition and Results of Operations
             and Plan of Operations                                  7-10

                                     PART II

Item 1.     Legal Proceedings                                         11

Item 2.     Changes in Securities                                     11

Item 3.     Defaults Upon Senior Securities                           11

Item 4.     Submission of Matters to a
             Vote of Security Holders                                 11

Item 5.     Other Information                                         11

Item 6.     Exhibits and Reports on Form 8-K                          11

Signatures                                                            12

                             SAVIN ELECTRONICS INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1996
                                 ($000 OMITTED)
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
      Cash                                                                $  14
      Trade receivables, less allowance for
        doubtful accounts of $26                                           1997
      Inventories                                                          2550
      Prepaid expenses and other assets                                     510
                                                                          -----
            TOTAL CURRENT ASSETS                                           5071

PROPERTY AND EQUIPMENT, less accumulated
      depreciation of $644                                                  554

OTHER ASSETS, primarily loans to shareholders                               390
                                                                          -----
                                                                          $6015
                                                                          =====
                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
      Credits from banks and others                                       $3361
      Trade payables                                                       1369
      Accrued expenses and other liabilities                                925
                                                                          -----
            TOTAL CURRENT LIABILITIES                                      5655

LONG- TERM DEBT                                                             385

SHAREHOLDERS' DEFICIENCY:
      Common stock, $.0001 par value;
      authorized 15,000,000 shares;
      issued and outstanding 8,150,000 shares                         1
      Additional paid-in capital                                   1675
      Cumulative translation adjustments                            117
      Accumulated deficit                                         (1818)
                                                                  -----
            TOTAL SHAREHOLDERS' DEFICIENCY                                  (25)
                                                                          -----
                                                                          $6015
                                                                          =====

                       See notes to financial statements.

                             SAVIN ELECTRONICS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 ($000 OMITTED)
                                   (UNAUDITED)

                                       Six Months Ended      Three Months Ended
                                            June 30,               June 30,
                                        1996       1995        1996        1995
                                      -------    -------     -------     -------
SALES                                 $  3739    $  3513     $  1829     $  1551

COST OF SALES                            2438       2106        1221         876
                                      -------    -------     -------     -------
GROSS PROFIT                             1301       1407         608         675
                                      -------    -------     -------     -------
OPERATING EXPENSES:
      Selling, general and
      administrative                      789        764         417         367
      Research and development             95        108          47          59
                                      -------    -------     -------     -------
                                          884        872         464         426
                                      -------    -------     -------     -------
OPERATING INCOME                          417        535         144         249

FINANCIAL AND OTHER EXPENSES              374        292         202         142
                                      -------    -------     -------     -------
INCOME (LOSS) BEFORE INCOME TAXES          43        243         (58)        107

PROVISIONS FOR INCOME TAXES                --          8          --          --
                                      -------    -------     -------     -------
NET INCOME (LOSS)                     $    43    $   235     $   (58)    $   107
                                      =======    =======     =======     =======
EARNINGS (LOSS) PER SHARE             $  0.01    $  0.04     $ (0.01)    $  0.02
                                      =======    =======     =======     =======
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                    7377500    6605000     8150000     6605000
                                      =======    =======     =======     =======

                       See notes to financial statements.

                             SAVIN ELECTRONICS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ($000 OMITTED)
                                   (UNAUDITED)

                                                        SIX MONTHS ENDED JUNE 30,
                                                           1996            1995
                                                          -----           -----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $  43           $ 235
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
      Depreciation and amortization                          82              77
      Increase in accrued severance pay                      23              15
      Other                                                  52             (22)

Changes in assets and liabilities:
      Trade receivables                                    (235)              8
      Inventories                                          (505)            (75)
      Prepaid expenses and other assets                    (283)            (14)

      Trade payables                                        133              (2)
      Accrued expenses and other
       liabilities                                          223              89
                                                          -----           -----
CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES                                                (467)            311
                                                          -----           -----

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and
       equipment and other assets                           (46)            (56)
      Proceeds from sale of marketable
       securities                                            --              82
                                                          -----           -----
CASH PROVIDED BY (USE IN) INVESTING
 ACTIVITIES                                                 (46)             26
                                                          -----           -----
CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in loans to shareholders                     (75)             --
      Decrease in credits from banks
       and others                                          (267)           (174)
      Decrease in long-term debt                            (27)           (327)
      Net proceeds from sale of stock                       883              --
                                                          -----           -----
CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                                 514            (501)
                                                          -----           -----
EFFECT OF EXCHANGE RATE CHANGES ON
 CASH                                                         1               2
                                                          -----           -----
NET INCREASE (DECREASE) IN CASH                               2            (162)
CASH AT BEGINNING OF PERIOD                                  12             169
                                                          -----           -----
CASH AT END OF PERIOD                                     $  14           $   7
                                                          =====           =====

                       See notes to financial statements.

                             SAVIN ELECTRONICS INC.
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)

1.    Basis of Presentation

      The financial statements include the accounts of Savin Electronics Inc. (the "Company") and its wholly owned subsidiary Savin Electronics Ltd. (an Israeli corporation hereinafter referred to as "SEL"). All intercompany transactions and balances have been eliminated in consolidation.

      The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results of future operations.

      Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, is not required for interim reporting purposes and, has accordingly been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's report filed on Form 8-K, as amended, dated March 21, 1996.

2.    Acquisition

      In April 1996, the Company acquired all of the outstanding shares of SEL in exchange for 6,150,000 shares of the Company's common stock. For accounting purposes the transaction was treated as a recapitalization of SEL with SEL deemed to be the acquirer (reverse acquisition). The financial statements prior to April 1996 are those of SEL.

      Pro forma information is not presented since the transaction is not a business combination. The Company had no assets at March 31, 1996 and had generated no revenues since its inception while incurring cumulative expenses of $58,000 from inception to March 31, 1996.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS AND PLAN OF OPERATION

BACKGROUND

      The Company had not had any revenues from operations from inception through fiscal year ended March 31, 1996 and was basically an inactive public "shell".

      In September of 1995 a change in the control of the Company occurred when pursuant to written agreement the Company's then principal stockholder and sole officer and director resigned as both an officer and director and sold all 400,000 shares of Company common stock then owned by him (representing approximately 88% of all then outstanding 455,000 shares of Company common stock) to certain otherwise then wholly unaffiliated individuals and/or firms.

      Thereafter and pursuant to the terms of an Acquisition Agreement (heretofore filed with the Securities and Exchange Commission on April 4, 1996 as Exhibit A to the Company's Form 8-K with date of report of March 21, 1996) the Company issued an aggregate of 6,150,000 shares of its common stock to two individuals - Messrs. Meir Portnoy and Avi Pines - in exchange for all of the issued and outstanding securities of an Israeli corporation known as Savin Electronics Ltd. (hereinafter "SEL") thereby acquiring a wholly owned and operating subsidiary. Additionally, the Company sold 1,545,000 shares of its common stock in accordance with Private Placement Memorandum and forwarded net proceeds approximating $883,000 to SEL for working capital purposes. As a result thereof, a total of 8,150,000 shares of the Company's common stock are issued and outstanding with Messrs. Portnoy and Pines each owning approximately 38% of all issued and outstanding common stock of the Company.

      Based upon the above, current Company plan of operations relate to activities and operations of SEL whose business activities may be summarized as follows:

      SEL is an Israeli based manufacturer engaged in the power electronics field with products oriented towards supplying quality power to sensitive computer and electronics systems, utilized in large offices and industry. These include Uninterrupted Power Supplies ("UPS"), Line Voltage Regulators, Power Conditioners and Power Inverting and Converting equipment. SEL was established in 1977 by a group of professionals specializing in the power electronics field and is now one of the largest manufacturers of power electronics systems in the State of Israel. Product portfolio includes UPS which accounts for approximately 80% of the production, thyristor power supplies, frequency converters, inverters, telecom power supplies and inverters, power conditioners and power conversion equipment. SEL international marketing supports in excess of 22, exclusive (11) and non-exclusive (11), distributors carrying its product range. Approximately 60% of its production (in unit numbers) is exported. Customers include business, government, telecommunications, utilities and medical facilities with the most frequent use of UPS equipment being for protection of data processing equipment. During SEL's calendar year ended December 31, 1995 its single largest customer accounted for approximately 8.85% of total gross sales (with the next 3 largest customers accounting for 7.48%, 7.31% and 6.77% of gross sales). Management considers its relationship with each of its above referenced four largest customers to be satisfactory. SEL's offices and production facilities located in Kiryat Arie industrial zone on the outskirts of Tel Aviv, Israel, encompassing approximately 35,000 square feet of air-conditioned space and housing modern production facilities, testing and research laboratories, training center for distributors and customers, a communications center and executive and/or administrative offices. Transformer manufacture, wiring, assembly and testing are all carried out at its factory. The transformer facility manufactures to class H insulation. All magnetics are vacuum impregnated and individually tested. SEL's currently held approvals include ISO-9001 standard (under supervision of the Israeli Standards Institute) and MIL-1-45208 (supervised by the Israeli M.O.D.) SEL transformer manufacturing is approved by UL (Underwriters Laboratories - USA standards organization). SEL UPS 900 systems are listed by UL to UL standard 1778 and Canadian standard C22.2. All systems supplied to the European Union are CE marked. Product construction complies with major international standards. SEL currently employs approximately 80 people in Israel, including 25 engineers and technicians, 35 skilled production workers and 5 service engineers.

      In essence, the Company's plan of operations for the next 12 months revolve around the activities of SEL and management currently feels that the Company can satisfy its current cash requirements without the need to raise substantial additional funds, if any, during the next 12 months. However, management may either find it necessary to and/or decide to raise additional capital during the next 12 months if deemed necessary for Company growth and/or working capital purposes. See "Financing" below. Management does not currently intend or expect to make any significant or material purchase (other than possibly purchasing certain computer systems and/or production equipment) or sale of plant within the next 12 months nor does it currently expect any significant change to occur in the number of its employees. If and to the extent that further employees are required within specific areas same may be hired on a project by project basis. However, no formal plans with regard to hiring of any significant number of additional employees currently exists.

COMPARATIVE INFORMATION

      This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the period ended June 30, 1996 and the comparative (a) six month periods ended June 30, 1996 and June 30, 1995 and (b) three month periods ended June 30, 1996 and June 30, 1995. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report. Such consolidated financial statements include the accounts of the Company and SEL.

      Net sales for the six months ended June 30, 1996 were $3,739,000 as compared to net sales of $3,513,000 for the six month period ended June 30, 1995, while cost of sales increased from the comparative preceding six month period ended June 30, 1995 from $2,106,000 to $2,438,000 resulting in a gross profit for the six month period ended June 30, 1996 of $1,301,000 as compared to $1,407,000 for the comparative six month period ended June 30, 1995. The decrease in gross profits of $106,000 may be attributed to the fact that while sales increased by

$226,000, cost of sales increased by $332,000. Operating expenses increased by $12,000 (from $872,000 to $884,000 during the comparative six month periods) primarily as a result of increases during the six month period ended June 30, 1996 in selling, general and administrative expenses of $25,000, offset by a decrease of $13,000 in research and development expenses. As a result of the above, operating income decreased by $118,000. Additionally, certain principal additional expenses classified as "financial and other expenses" (which expenses include, to a great degree, bank charges and interest on loans) increased by $82,000, thereby creating a significant decrease in comparative net income of $192,000.

      Net sales for the three months ended June 30, 1996 were $1,829,000 as compared to net sales of $1,551,000 for the three month period ended June 30, 1995, while cost of sales increased from the comparative preceding three month period ended June 30, 1995 from $876,000 to $1,221,000 resulting in a gross profit for the three month period ended June 30, 1996 of $608,000 as compared to $675,000 for the comparative three month period ended June 30, 1995. The decrease in gross profits of $67,000 may be attributed to the fact that while sales increased by $278,000, cost of sales increased by $345,000. Operating expenses increased by $38,000 (from $426,000 to $464,000 during the comparative three month periods) primarily as a result of increases during the three month period ended June 30, 1996 in selling, general and administrative expenses of $50,000, offset by a decrease of $12,000 in research and development expenses. As a result of the above, operating income decreased by $105,000. Additionally, certain principal additional expenses classified as "financial and other expenses" (which expenses include, to a great degree, bank charges and interest on loans) increased by $60,000, thereby creating a significant decrease in comparative net income of $165,000.

      Total assets of the Company at June 30, 1996 amounted to $6,015,000 while total liabilities amounted to $6,040,000 thereby resulting in a total stockholders' deficiency of $(25,000). Total current assets at June 30, 1996 amounted to $5,071,000 while total current liabilities amounted to $5,655,000 thereby creating a working capital deficiency of $(584,000).

FINANCING AND LIQUIDITY

      Raising of capital required for operating and working capital purposes was recently accomplished, as aforesaid, as a result of the Company having sold 1,545,000 shares of its common stock for net proceeds approximating $883,000.

      From time to time certain Company stockholders have received sums of money from the Company as loans to such shareholders. The balance due to the Company as at June 30, 1996 was $368,000.

      While the Company did have net income from operations for the six month period ended June 30, 1996 of $43,000 same may be attributed to the fact that net income for the three month period ended March 31, 1996 amounted to $101,000 while net income (loss) for the three month period ended June 30, 1996 amounted to $(58,000). Therefore, if the Company is unable to operate at a profit during succeeding quarters the raising of additional working capital may be necessary. Such possibility is further enhanced by virtue of the fact that the Company, as aforesaid, has a working capital deficiency in that its currently liabilities exceed its current assets by $584,000. In the event that material liquidity and/or capital resource problems arise and/or significant long term liquidity needs occur and the Company is unable to finance same through income derived from operations then in that event management may have to contemplate satisfying such needs through an as yet undetermined combination of debt and/or equity financing, bank loans and/or receivable financing. Notwithstanding the Company's ability to recently raise funds through sale of shares of its common stock as heretofore indicated there can be no assurance that the Company will be able to satisfy its above referenced potential needs (if same arise) in the manner contemplated and/or in any other manner satisfactory to the Company or otherwise.

                                     PART II

Item 1.     Legal Proceedings -                             None

Item 2.     Changes in Securities -                         None

Item 3.     Defaults Upon Senior Securities -               None

Item 4.     Submission of Matters to a
             Vote of Security Holders -                     None

Item 5.     Other Information -                             None

Item 6.     (a) Exhibits -                                  None

            (b) Reports on Form 8-K                         None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SAVIN ELECTRONICS INC.


                                   By:  AVI PINES
                                        --------------------
                                        Avi Pines, Secretary

Dated:  August 16, 1996

                                EXHIBIT INDEX



EXHIBIT NO.                                          DESCRIPTION


     27                                          FINANCIAL DATA SCHEDULE