Form 10QSB
period 1996-09-30
SAVIN ELECTRONICS INC
filed 1996-12-04
CIK 1015979

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1996
                               ---------------------------------

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission File Number:                             33-36670
                               -------------------------------------------------

                             Savin Electronics Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      New Jersey                                                22-3061278
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

c/o Gary B. Wolff, P.C., 747 Third Avenue, New York, New York          10017
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

   New York   212-644-6446                           Israel   011 972 3 9211090
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

The number of shares outstanding of each of the registrant's classes of common stock, as of December 2, 1996 is 8,150,000 shares, all of one class of $.0001 par value common stock.

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

                             SAVIN ELECTRONICS INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1996
                                 ($000 OMITTED)
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
         Cash                                                                                    $  65
         Trade receivables, less allowance for
           doubtful accounts of $22                                                               1706
         Inventories                                                                              2502
         Prepaid expenses and other assets                                                         230
                                                                                                 -----
                  TOTAL CURRENT ASSETS                                                            4503

PROPERTY AND EQUIPMENT, less accumulated
         depreciation of $682                                                                      525

LOANS TO SHAREHOLDERS                                                                              360

                                                                                                 -----
                                                                                                 $5388
                                                                                                 =====

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
         Credits from banks and others                                                           $2778
         Trade payables                                                                           1588
         Accrued expenses and other liabilities                                                   1028
                                                                                                 -----
                  TOTAL CURRENT LIABILITIES                                                       5394

LONG-TERM DEBT                                                                                    317

SHAREHOLDERS' DEFICIENCY:
         Common stock, $.0001 par value;
         authorized 15,000,000 shares;
         issued and outstanding 8,150,000 shares                                    1
         Additional paid-in capital                                              1625
         Cumulative translation adjustments                                       129
         Accumulated deficit                                                    (2078)
                                                                                -----

                  TOTAL SHAREHOLDERS' DEFICIENCY                                                  (323)

                                                                                                 -----
                                                                                                 $5388
                                                                                                 =====

                       See notes to financial statements.

                             SAVIN ELECTRONICS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 ($000 OMITTED)
                                   (UNAUDITED)

                                          Nine Months Ended     Three Months Ended
                                            September 30,         September 30,

                                           1996      1995       1996        1995
                                       -------------------    -------------------
SALES                                  $   5448    $  4564    $  1709     $  1051

COST OF SALES                              3699       2844       1261         738
                                       --------    -------    -------     -------

GROSS PROFIT                               1749       1720        448         313
                                       --------    -------    -------     -------
OPERATING EXPENSES:
         Selling, general and
         administrative                    1315        966        548         202
         Research and development           142        135         47          27
                                       --------    -------    -------     -------
                                           1457       1101        595         229
                                       --------    -------    -------     -------

OPERATING INCOME (LOSS)                     292        619       (147)         84

FINANCIAL AND OTHER EXPENSES                509        441        135         149
                                       --------    -------    -------     -------

INCOME (LOSS) BEFORE INCOME TAXES          (217)       178       (282)        (65)

PROVISION FOR INCOME TAXES                    -          8          -           -
                                       --------    -------    -------     -------

NET INCOME (LOSS)                      $   (217)   $   170    $  (282)    $   (65)
                                       ========    =======    =======     =======

EARNINGS (LOSS) PER SHARE              $  (0.03)   $  0.03    $ (0.03)    $ (0.01)
                                       ========    =======    =======     =======
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                      7635000    6605000    8150000     6605000
                                       ========    =======    =======     =======


                       See notes to financial statements.

                             SAVIN ELECTRONICS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ($000 OMITTED)
                                   (UNAUDITED)

                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                      1996         1995
                                                      ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                    $(217)       $ 170
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
         Depreciation and amortization                 119          126
         Increase in accrued severance pay              55           53
         Other                                         (10)          48
         Gain on sales of marketable and other
           securities                                    -          (39)

Changes in assets and liabilities:
         Trade receivables                              60          693
         Inventories                                  (457)        (324)
         Prepaid expenses and other assets              (3)         (22)
         Trade payables                                352         (371)
         Accrued expenses and other
          liabilities                                  326          (39)
                                                     -----        -----
CASH PROVIDED BY OPERATING ACTIVITIES                  225          295
                                                     -----        -----

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property and
          equipment                                    (30)         (63)
         Proceeds from sales of marketable
          and other securities                           -          152
                                                     -----        -----
CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES                                            (30)          89
                                                     -----        -----

CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase in loans to shareholders             (67)         (36)
         Decrease in credits from banks
          and others                                  (850)        (261)
         Decrease in long-term debt                   (127)        (238)
         Net proceeds from sale of stock               833            -
                                                     -----        -----

CASH USED IN FINANCING ACTIVITIES                     (211)        (535)
                                                     -----        -----
EFFECT OF EXCHANGE RATE CHANGES ON
 CASH                                                   69           (2)
                                                     -----        -----
NET INCREASE (DECREASE) IN CASH                         53         (153)
CASH AT BEGINNING OF PERIOD                             12          169
                                                     -----        -----
CASH AT END OF PERIOD                                $  65        $  16
                                                     =====        =====


                       See notes to financial statements.

                             SAVIN ELECTRONICS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


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

         Based upon the above, current Company plan of operations relate to activities and operations of SEL whose business activities may be summarized as follows:

         SEL is an Israeli based manufacturer engaged in the power electronics field with products oriented towards supplying quality power to sensitive computer and electronics systems, utilized in large offices and industry. These include Uninterrupted Power Supplies ("UPS"), Line Voltage Regulators, Power Conditioners and Power Inverting and Converting equipment. SEL was established in 1977 by a group of professionals specializing in the power electronics field and is now one of the largest manufacturers of power electronics systems in the State of Israel. Product portfolio includes UPS which accounts for approximately 80% of the production, thyristor power supplies, frequency converters, inverters, telecom power supplies and inverters, power conditioners and power conversion equipment. SEL international marketing supports in excess of 22, exclusive (11) and non-exclusive (11), distributors carrying its product range. Approximately 60% of its production (in unit numbers) is exported. Customers include business, government, telecommunications, utilities and medical facilities with the most frequent use of UPS equipment being for protection of data processing equipment. During SEL's calendar year ended December 31, 1995 its single largest customer accounted for approximately 8.85% of total gross sales (with the next 3 largest customers accounting for 7.48%, 7.31% and 6.77% of gross sales). Management considers its relationship with each of its above referenced four largest customers to be satisfactory. SEL's offices and production facilities located in Kiryat Arie industrial zone on the outskirts of Tel Aviv, Israel, encompassing approximately 35,000 square feet of air-conditioned space and housing modern production facilities, testing and research laboratories, training center for distributors and customers, a communications center and executive and/or administrative offices. Transformer manufacture, wiring, assembly and testing are all carried out at its factory. The transformer facility manufactures to class H insulation. All magnetics are vacuum impregnated and individually tested. SEL's currently held approvals include ISO-9001 standard (under supervision of the Israeli Standards Institute) and MIL-1- 45208 (supervised by the Israeli M.O.D.) SEL transformer manufacturing is approved by UL (Underwriters Laboratories - USA standards organization). SEL UPS 900 systems are listed by UL to UL standard 1778 and Canadian standard C22.2. All systems supplied to the European Union are CE marked. Product construction complies with major international standards. SEL currently employs approximately 80 people in Israel, including 25 engineers and technicians, 35 skilled production workers and 5 service engineers.

         In essence, the Company's plan of operations for the next 12 months revolve around the activities of SEL and management currently feels that the Company can satisfy its current cash requirements without the need to raise substantial additional funds during the next 12 months assuming it is able to generate income (of which no assurance can be given). However, based upon recent past performance and recent need for financing, management may either find it necessary to and/or decide to raise additional capital during the next 12 months if deemed necessary for Company growth and/or working capital purposes. See "Financing" below. Management does not currently intend or expect to make any significant or material purchase (other than possibly purchasing certain computer systems and/or production equipment) or sale of plant within the next 12 months nor does it currently expect any significant change to occur in the number of its employees, excepting for the fact that the Company is now undergoing what it considers to be a "restructuring" process under the supervision and direction of recently retained consulting companies (which consulting companies, as hereinafter indicated, have been paid approximately $40,000 for their services to date). The aforesaid "restructuring" process is intended to include modernization and computerization of major operations, downsizing in number of personnel and a complete reexamination of Company operations and resulting expenditures in an effort to streamline operations and reduce operating expenditures. If and to the extent that further employees are required within specific areas same may be hired on a project by project basis. However, no formal plans with regard to hiring of any significant number of additional employees currently exists.

COMPARATIVE INFORMATION

         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the period ended September 30, 1996 and the comparative (a) nine month periods ended September 30, 1996 and

September 30, 1995 and (b) three month periods ended September 30, 1996 and September 30, 1995. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report. Such consolidated financial statements include the accounts of the Company and SEL.

         Net sales for the nine months ended September 30, 1996 were $5,448,000 as compared to net sales of $4,564,000 for the nine month period ended September 30, 1995, while cost of sales increased from the comparative preceding nine month period ended September 30, 1995 from $2,844,000 to $3,699,000 resulting in a gross profit for the nine month period ended September 30, 1996 of $1,749,000 as compared to $1,720,000 for the comparative nine month period ended September 30, 1995. The increase in gross profits of $29,000 may be attributed to the fact that while sales increased by $884,000, cost of sales increased by $855,000. Operating expenses increased by $356,000 (from $1,101,000 to $1,457,000 during the comparative nine month periods) as a result of increases during the nine month period ended September 30, 1996 in (a) selling, general and administrative expenses of $349,000 and (b) research and development expenses of $7,000. The increase in selling, general and administrative expenses includes (i) payments approximating $40,000 made to the consulting companies heretofore referred to and (ii) a loss approximating $50,000 incurred due to cessation of business activities heretofore conducted in the Company's South Carolina operations. As a result of the above, operating income decreased significantly by $327,000. Additionally, certain principal additional expenses classified as "financial and other expenses" (which expenses include, to a great degree, bank charges and interest on loans) increased by $68,000, thereby creating a significant decrease in comparative net income (loss) of $387,000; the Company having had a net income of $170,000 for the nine month period ended September 30, 1995 as compared to a net loss of $(217,000) for the comparative nine month period ended September 30, 1996.

         Net sales for the three months ended September 30, 1996 were $1,709,000 as compared to net sales of $1,051,000 for the three month period ended September 30, 1995, while cost of sales increased from the comparative preceding three month period ended September 30, 1995 from $738,000 to $1,261,000 resulting in a gross profit for the three month period ended September 30, 1996 of $448,000 as compared to $313,000 for the comparative three month period ended September 30, 1995. The increase in gross profits of $135,000 may be attributed to the fact that while sales increased by $658,000, cost of sales increased by $523,000. Operating expenses increased significantly by $366,000 (from $229,000 to $595,000 during the comparative three month periods) as a result of increases during the three month period ended September 30, 1996 in (a) selling, general and administrative expenses of $346,000 and (b) research and development expenses of $20,000. See preceding paragraph regarding certain selling, general and administrative expenses approximating $90,000 as regards payments made to consulting companies and losses incurred due to cessation of business activities at South Carolina operations. As a result of the above, operating income decreased by $231,000. Additionally, certain principal additional expenses classified as "financial and other expenses" (which expenses include, to a great degree, bank charges and interest on loans) decreased by $14,000, thereby creating a significant decrease in comparative net income (loss) of $217,000;

the Company having had a net loss of $(65,000) for the three month period ended September 30, 1995 as compared to a net loss of $(282,000) for the comparative three month period ended September 30, 1996.

         Total assets of the Company at September 30, 1996 amounted to $5,388,000 while total liabilities amounted to $5,711,000 thereby resulting in a total stockholders' deficiency of $(323,000). Total current assets at September 30, 1996 amounted to $4,503,000 while total current liabilities amounted to $5,394,000 thereby creating a working capital deficiency of $(891,000).

FINANCING AND LIQUIDITY

         Raising of capital required for operating and working capital purposes was recently accomplished, as aforesaid, as a result of the Company having sold 1,545,000 shares of its common stock for net proceeds approximating $833,000.

         From time to time certain Company stockholders have received sums of money from the Company as loans to such shareholders. The balance due to the Company as at September 30, 1996 was $360,000.

         As hereinabove indicated, the Company incurred a net loss of $(282,000) for the quarter ended September 30, 1996 and its cumulative net loss for the nine month period ended September 30, 1996 amounted to $(217,000). Therefore, if the Company is unable to operate at a profit during succeeding quarters the raising of additional working capital may be necessary and may be significantly more difficult to obtain on terms satisfactory to management or otherwise. Such possible need for future financing may result by virtue of the fact that the Company, as aforesaid, has a working capital deficiency in that its current liabilities exceed its current assets by $891,000. In the event that material liquidity and/or capital resource problems arise and/or significant long term liquidity needs occur and the Company is unable to finance same through income derived from operations then in that event management may have to contemplate satisfying such needs through an as yet undetermined combination of debt and/or equity financing, bank loans and/or receivable financing. Notwithstanding the Company's ability to recently raise funds through sale of shares of its common stock as heretofore indicated there can be no assurance that the Company will be able to satisfy its above referenced potential needs (if same arise) in the manner contemplated and/or in any other manner satisfactory to the Company or otherwise.

                                     PART II

Item 1.  Legal Proceedings -                                  None

Item 2.  Changes in Securities -                              None

Item 3.  Defaults Upon Senior Securities -                    None

Item 4.  Submission of Matters to a
          Vote of Security Holders -                          None

Item 5.  Other Information -                                  None

Item 6.  (a) Exhibits -                                       None

         (b) Reports on Form 8-K                              (1)



(1) The Company filed a Form 8-K with the Securities and Exchange Commission on November 27, 1996 with date of report of September 3, 1996, which Form 8-K indicated (at Item 5 - Other Events thereto) that the Board of Directors of the Company at a meeting held on September 3, 1996 resolved that immediately subsequent to the close of the Company's fiscal year ended March 31, 1996 that its year end be changed to December 31, 1996 (thereby giving the Company a "short" nine month year). The principal and primary reason for such change was so as to conform the year end of the Company to that of its wholly owned and operating Israeli subsidiary.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SAVIN ELECTRONICS INC.

                                                         /Avi Pines/
                                              By  ------------------------------
                                                     Avi Pines, Secretary

Dated:  December 3, 1996