Form 10KSB
period 1996-12-31
SAVIN ELECTRONICS INC
filed 1997-11-10
CIK 1015979

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[ ]      Annual report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the calendar year ended           December 31, 1996
                                     ---------------------------------

[ ] Transition report under Section 13 or 15(d)of the Securities Exchange Act of 1934

         For the transition period from ____________ to ______________

                         Commission file number      33-36670

                             Savin Electronics Inc.
                 (Name of Small Business Issuer in Its Charter)

         New Jersey                                    22-3061278
(State or Other Jurisdiction of                     (I.R.S. Employer
 Incorporation or Organization)                    Identification No.)

c/o Gary B. Wolff, P.C., 747 Third Avenue, New York, NY         10017
         (Address of Principal Executive Office)             (Zip Code)

         New York  212-644-6446                     Israel  011 972 3 5445541
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                               Name of Each Exchange
         Title of Each Class                    on Which Registered
         -------------------                    -------------------

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

                                        Yes               No xx (1)

(1) This Form 10-KSB for calendar year ended December 31, 1996 being filed in November 1997 should have been filed on or about April 15, 1997 in accordance with Form 12b-25 filed March 27, 1997.

         All financial information contained herein (unless otherwise specifically indicated) relates to the Company as of the close of its December 31, 1996 calendar year. The Company previously operated under a March 31 fiscal year which was changed to a calendar year ending December 31, 1996 at a September 1996 Board meeting. As hereinafter indicated (see Part I, Item 1 - Description of Business) the Company from inception in August 1990 until closing of an acquisition in April of 1996 was an inactive public "shell". Information with respect to such acquisition is contained in Company filings under Forms 8-K with dates of report of March 21, 1996 and Amendment No. 1 thereto. See Part I,
Item 1 regarding the fact that the company acquired, which became a wholly owned subsidiary of the Company, was subsequently placed in receivership in August 1997.

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                  [ ]

         State issuer's revenues for its most recent calendar year - $-0-

         The aggregate market value for the 4,800,000 shares of voting stock (all of one class of $.0001 par value Common Stock) held by non-affiliates * of Registrant as of November 5, 1997 is $2,400,000 based upon an average of the bid ($.375) and asked ($.625) prices for such stock on the date heretofore indicated. See Item 5 (a) which indicates the limited, if any, trading activity in the Registrant's securities for the periods indicated. By virtue hereof, it is difficult if not impossible to accurately arrive at a completely realistic "aggregate market value" of Registrant shares held by non-affiliates as called for herein especially in view of the fact that the existence of limited or sporadic quotations should not of itself be deemed to constitute an "established public trading market". The above statements regarding "aggregate market value" and "established public trading market" should be taken into careful consideration when considering the information contained herein regarding the indicated "aggregate market value" of shares of voting stock held by non-affiliates.

* Affiliates for the purpose of this item refers to the Registrant's officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant's securities as record holders only for their respective clienteles' beneficial interest) owning 5% or more of the Registrant's Common Stock, both of record and beneficially - all as of October 31, 1997. See also Item 1 (a) and footnote 1 thereto.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                              Yes       No
                                                 ---      ---

Not Applicable - See, however, Part I, Item 1 and Note 1 to the Company's audited financial statements with respect to its wholly owned subsidiary being placed in receivership in August 1997.


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 8,150,000 shares as of October 31, 1997.

         Transitional Small Business Disclosure Format: Yes  x   No
                                                            ---    ---

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

                                TABLE OF CONTENTS

                                                                                                  Page
                                                                                                 Number
                                                                                                 ------
PART I
Item 1.           Description of Business                                                          5

Item 2.           Description of Property                                                          6

Item 3.           Legal Proceedings                                                                6

Item 4.           Submission of Matters to a Vote of
                   Security Holders                                                                6

PART II
Item 5.           Market For Common Equity and Related
                   Stockholder Matters                                                             7

Item 6.           Management's Plan of Operation                                                   8

Item 7.           Financial Statements                                                            10
                                                                                                F1 - F8

Item 8.           Changes in and Disagreements With
                   Accountants on Accounting and
                   Financial Disclosure                                                           11

PART III
Item 9.           Directors, Executive Officers, Promoters
                   and Control Persons; Compliance With
                   Section 16(a) of the Exchange Act                                              11

Item 10.          Executive Compensation                                                          12

Item 11.          Security Ownership of Certain Beneficial
                   Owners and Management                                                          13

Item 12.          Certain Relationships and Related
                   Transactions                                                                   14

Item 13.          Exhibits, List and Reports on Form 8-K                                          14

ITEM 1.           DESCRIPTION OF BUSINESS

         Savin Electronics Inc. (hereinafter "SVPS" or the "Company") is a development stage company incorporated in the State of New Jersey in August, 1990. The Company filed a Self-Underwritten Registration Statement on Form S-18, which Registration Statement was declared effective on November 1, 1991 and closed in January of 1992. From conclusion of its aforesaid public offering of securities through April of 1996 the Company had been pursuing its stated business activities seeking to acquire business(es); its public offering having been a "blind pool/blank check" offering. The Company had basically been inactive since "going public" until closing in April 1996 of its initial acquisition. Information with respect to such acquisition is contained in Company filings under Forms 8-K with date of report of March 21, 1996 and Amendment No. 1 thereto as filed April 4, 1996 and June 21, 1996 respectively. Further information regarding such acquisition may be found in Item 6 of the Company's Form 10-KSB for its then fiscal year ended March 31, 1996. The company acquired as a result of such acquisition, Savin Electronics, Ltd., an Israeli corporation, was engaged (as reported in aforesaid Forms 8-K) in the development, manufacture and marketing of electronic power supply products for computers and other electronic systems. As indicated in Note 1 to the Company's audited financial statements, such wholly owned subsidiary incurred losses in excess of $1,200,000 as at December 31, 1996. Additionally, as at December 31, 1996 such wholly owned subsidiary's current liabilities exceeded its current assets by approximately $2,100,000 and it had a shareholders' deficiency of approximately $1,300,000. Such wholly owned subsidiary was placed in receivership in August 1997 and remains in the process of being liquidated for the benefit of creditors.

         Based upon the above, the Company is once again in a position whereby it is seeking to acquire business(es).

         The Company has not had any revenues from operations from inception through December 31, 1996.

         Reference is herewith made to Item 6 hereof regarding Management's Plan of Operations with respect to proposed future Company activities.

EMPLOYEES

         As of calendar year ended December 31, 1996 the Company had only two employees consisting solely of its two officers. The foregoing does not include such persons as were employed by Savin Electronics, Ltd., the Company's wholly owned subsidiary currently in receivership.

ITEM 2.           DESCRIPTION OF PROPERTY

         The Company currently maintains an office, rent free, at the offices of its counsel (Gary B. Wolff, P.C.) at 747 Third Avenue, New York, New York 10017 for purposes of receipt of mail domestically and inquiries which in turn are forwarded to Company personnel located in Israel. Its limited business activities are conducted by its current management in the State of Israel, whereat the Company maintains a business address at 10 Bavli Street, Tel Aviv 62331, Israel and its telephone number is 011 972 3 5445541. Such offices are maintained rent free.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is not presently a part to any material litigation nor, to the knowledge of management, is any material litigation threatened. See, however, Note 1 to audited financial statements regarding the fact that the Company's wholly owned subsidiary was placed in receivership in August of 1997.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company has not held an annual meeting of stockholders for calendar year ended December 31, 1996. While the Company does currently intend to hold an annual meeting of stockholders for its calendar year ended December 31, 1996 it has not, as yet, formalized any specific plans as to any proposed date for such meeting.

         (b) As reported in Form 8-K with date of report of March 17, 1997 under
Item 5 Other Events "On March 3, 1997, in accordance with Section 14A:5-6 of the New Jersey Business Corporation Act (the "New Jersey Act"), the holders of approximately 51.08% of the outstanding common stock, par value $.0001 per share, of Savin Electronics Inc. (the "Company"), took action to remove the existing Board of Directors of the Company, consisting of Meir Portnoy, Yechiel Nussbaum, Gil Sarig and Avrum Savran, and elected Avrum Savran and Avi Pines to serve as the sole members of the Company's Board of Directors (the "Corporation Action")." Such Corporate Action became effective on March 17, 1997.

                  Aforesaid Item 5 to Form 8-K further indicates "At a meeting of the new Board of Directors held on March 17, 1997, Meir Portnoy was removed as President and Chairman of the Board of the Company and Avi Pines and Avrum Savran were elected to serve as President and Chairman of the Board, respectively, of the Company."

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) Marketing Information. The following table sets forth, for the periods indicated, the range of high and low bid prices on the dates indicated for the Company's securities indicated below for each full quarterly period within the two most recent years (if applicable) and any subsequent interim period for which financial statements are included and/or required to be included.

Fiscal Year Ended March 31, 1996 (A)                                Quarterly Common Stock Price
         By Quarter                                                           Ranges
         ----------                                                           ------
Quarter                       Date                                       High            Low
-------                       ----                                       ----            ---
 1st                       June 30, 1995                                  (1)            (1)
 2nd                       September 30, 1995                             (1)            (1)
 3rd                       December 31, 1995                              (1)            (1)
 4th                       March 31, 1996                                 (1)            (1)



Calendar Year Ended December 31, 1996                                   Quarterly Common Stock Price
           By Quarter                                                         Ranges (2)
           ----------                                                         ----------
Quarter                       Date                                       High             Low
-------                       ----                                       ----             ---
 1st                       June 30, 1996                                 $3.75           $2.75
 2nd                       September 30, 1996                            $5.75           $2.125
 3rd                       December 31, 1996                             $4.25           $0.8125



Calendar Year Ended December 31, 1997                                 Quarterly Common Stock Price
           By Quarter                                                             Ranges (2)
           ----------                                                             ----------
Quarter                       Date                                       High             Low
-------                       ----                                       ----             ---
1st                        March 31, 1997                                $1.50           $0.2500
2nd                        June 30, 1997                                 $1.375          $0.3125
3rd                        September 30, 1997                            $1.46875        $0.0625

(A) At a Special Meeting of the Board of Directors held in September 1996 it was resolved that commencing subsequent to the close of the Company's fiscal year ended March 31, 1996 that its year end would be changed to December 31. A Form 8-K with date of report of September 3, 1996 reporting such change was filed with the SEC.

(1) Notwithstanding closing of the Company's public offering of securities in November 1991 its securities did not commence trading until subsequent to application for trading being submitted to the National Association of Securities Dealers, Inc. ("NASD") in accordance with Schedule H of such Association's by-laws and Rule 15c2-11 under the Securities Exchange Act of 1934. On May 16, 1996 and acting in reliance upon information filed, the NASD cleared the Company's common stock for quotation on the Electronic Over-the-Counter Bulletin Board. The opening prices of the Company's common stock on June 3, 1996 was $2.75 bid and $3.50 asked.

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

         (b) Holders. As of October 31, 1997 the approximate number of stockholders of the Company's Common Stock (as indicated on its transfer agent's October 31, 1997 certified list of stockholders) amounted to 21 persons and/or firms (inclusive of those brokerage firms and/or clearing houses and/or depository companies holding the Company's securities for their respective clientele - each such brokerage house, clearing house and/or depository firm being considered as one record holder). The exact number of beneficial owners of the Company's securities is not known but would necessarily exceed the number of record owners indicated above in that brokerage firms and/or clearing house and/or depository companies are normally record owners for presumably any number of unidentified beneficial owners.

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

ITEM 6.           MANAGEMENT'S PLAN OF OPERATION

         As heretofore indicated the Company had not had any revenues from operations from inception through calendar year ended December 31, 1996 and was basically an inactive public "shell" until concluding an acquisition in April 1996.

         Events leading up to and cumulating in the aforementioned April 1996 acquisition were briefly summarized in Item 6 to the Company's Form 10-KSB for its then fiscal year ended March 31, 1996 and reference is herewith made thereto with respect to such information, which information also contains certain summarized information with respect to Savin Electronics, Ltd.'s business activities; such wholly owned subsidiary having (as heretofore indicated) been placed in receivership in August of 1997.

         The Company remains subject to the reporting requirements under the Securities Exchange Act of 1934. Notwithstanding such requirements, the last report filed by the Company (exclusive of Forms 8-K) was a Form 10-QSB for its quarter ended September 30, 1996. The Company, during the fourth quarter of 1997 embarked upon an effort to bring itself "current" with respect to its reporting requirements and in that regard has prepared and filed (or is in the process of filing) the following reports as indicated:

Form 10-KSB for calendar year ended December 31, 1996 and
Forms 10-QSB for quarters ended March 31, 1997, June 30, 1997 and September 30, 1997

         Each of the above referenced reports were basically prepared at or around the same time and forwarded for filing purposes on or about the same date.

         The Company has not had any revenues from operations since its inception in August 1990.

         The Company currently has no significant business operations and (as heretofore indicated) its wholly owned subsidiary is in the process of being liquidated for the benefit of creditors. Accordingly, management of the Company has determined to proceed substantially in the manner outlined hereinafter.

         Once the above referenced Forms 10-QSB and 10-KSB have been filed the Company will be current with respect to its reporting requirements and will be in a position so as to pursue its current business objectives, i.e., to seek potential business opportunities which in the opinion of management may provide a profit to the Company. Such involvement may be either in the form of an acquisition of existing business(s) and/or the acquisition of assets in order to establish subsidiary business(es) for the Company. These plans remain in their formative stages and are, accordingly, subject to change if and when alternative business opportunities arise. At the present time management considers the Company's principal asset to be the fact that the Company is a "public" company listed for trading on the electronic over-the-counter bulletin board, thereby creating a "value" for the Company which might not otherwise exist if it were not a public company.

         In order to pursue the proposed activities referred to directly above, Company management intends to enter into debt and/or equity financing on behalf of the Company and in that respect is actively engaged in on-going discussions and negotiations specifically with respect to capital raising through issuance of convertible debentures in accordance with Regulation S under the Securities Act of 1933. If and when such a financing transaction is concluded necessary summarized information with respect thereto will be reported by the Company in a Form 8-K within 15 days subsequent to the conclusion of any such financing.

ITEM 7.           FINANCIAL STATEMENTS

         The following financial statements have been prepared in accordance with the requirements of Regulation S-B. Such information appears on pages F-1 through F-8 inclusive of this Form 10-KSB, which pages follow this page.

                             SAVIN ELECTRONICS INC.
                              FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1996 AND MARCH 31, 1996


                                    CONTENTS


                                                                                                 Page
                                                                                                 ----
Independent Auditors' Report                                                                     F-2

Financial Statements:

  Balance Sheet as of December 31, 1996                                                          F-3

  Statements of Operations for the nine months                                                   F-4
   ended December 31, 1996 and the year ended
   March 31, 1996

  Statements of Shareholders' Deficiency for the nine months ended December                      F-5
   31, 1996 and the year ended March 31, 1996

  Statements of Cash Flows for the nine months ended December 31, 1996 and                       F-6
   the year ended March 31, 1996

  Notes to Financial Statements                                                                  F-7 - F-8

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Savin Electronics Inc.


We have audited the accompanying balance sheet of Savin Electronics Inc. as of December 31, 1996 and the related statements of operations, shareholders' deficiency and cash flows for the nine months ended December 31, 1996 and for the year ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Savin Electronics Inc. as of December 31, 1996 and the results of its operations and its cash flows for the nine months ended December 31, 1996 and for the year ended March 31, 1996 in conformity with generally accepted accounting principles.


                                                     /Allen G. Roth, P.A./
                                                     Allen G. Roth, P.A.


New York, New York
October 15, 1997

                             SAVIN ELECTRONICS INC.
                                  BALANCE SHEET
                                DECEMBER 31, 1996


                                     ASSETS

INVESTMENT IN FOREIGN SUBSIDIARY (Note 1)                                               $          1
                                                                                        ------------

                                                                                        $          1
                                                                                        ============

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES

  Accounts payable and accrued liabilities                                              $     45,975
  Loan payable - officer (Note 3)                                                              5,000
                                                                                        ------------

         TOTAL CURRENT LIABILITIES                                                            50,975

SHAREHOLDERS' DEFICIENCY:

  Common stock, $.0001 par value;
   authorized 15,000,000 shares; issued
   and outstanding 8,150,000 shares                                   $      815
 Additional paid-in capital                                              924,591
 Accumulated deficit                                                    (976,380)
                                                                       ----------

         TOTAL SHAREHOLDERS' DEFICIENCY                                                     (50,974)
                                                                                        ------------
                                                                                        $          1
                                                                                        ============

                       See notes to financial statements.

                             SAVIN ELECTRONICS INC.
                            STATEMENTS OF OPERATIONS


                                       Nine Months            Year
                                          Ended              Ended
                                       December 31.         March 31,
                                          1996                1996
                                          ----                ----
REVENUES                               $        --         $      --

COST AND EXPENSES:

  General and Administrative                58,625             8,434

  Write down of investment in
    foreign subsidiary (Note 1)            859,478                --
                                       -----------         ---------

                                           918,103             8,434
                                       -----------         ---------

NET LOSS                               $  (918,103)        $  (8,434)
                                       ===========         =========

NET LOSS PER SHARE                     $      (.11)        $    (.02)
                                       ===========         =========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                      8,150,000           455,000
                                       ===========         =========

                       See notes to financial statements.

                             SAVIN ELECTRONICS INC.
                     STATEMENTS OF SHAREHOLDERS' DEFICIENCY


                                                                       Additional
                                            Common Stock                Paid-In        Accumulated
                                       Shares           Amount          Capital         Deficit
                                       ------           ------          -------         -------
Balance, April 1, 1995                  455,000        $ 1,820         $ 41,857        $ (49,843)

Value of services contributed
 by officer                                  --             --            9,000               --

Net loss                                     --             --               --           (8,434)
                                      ---------        -------         --------        ---------

Balance, March 31, 1996                 455,000          1,820           50,857          (58,277)

Adjustment from change of
 par value to $.0001 per share               --         (1,775)           1,775               --

Shares issued to acquire
 foreign subsidiary                   6,150,000            615               --               --

Net proceeds from private
 placement of shares                  1,545,000            155          871,959               --

Net loss                                     --             --               --         (918,103)
                                      ---------        -------         --------        ---------

Balance, December 31, 1996            8,150,000        $   815         $924,591        $(976,380)
                                      =========        =======         ========        =========

                       See notes to financial statements.

                             SAVIN ELECTRONICS INC.
                            STATEMENTS OF CASH FLOWS

                                                                                 Nine Months         Year
                                                                                    Ended            Ended
                                                                                 December 31,       March 31,
                                                                                   1996              1996
                                                                                   ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                         $(918,103)        $(8,434)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
    Write-down of investments in foreign subsidiary                                 859,478              --
    Contribution of services by officer                                                  --           9,000

 Increase (Decrease) in accounts payable and
   accrued liabilities                                                               45,375          (5,784)
                                                                                  ---------         -------

CASH USED IN OPERATING ACTIVITIES                                                   (13,250)         (5,218)
                                                                                  ---------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Advances to foreign subsidiary                                                    (858,864)             --
                                                                                  ---------         -------

CASH FLOWS FROM FINANCIAL ACTIVITIES:
 Net proceeds from private placement of shares                                      872,114              --
 Loan received from officer                                                              --           5,000
                                                                                  ---------         -------

CASH PROVIDED BY FINANCING ACTIVITIES                                               872,114           5,000
                                                                                  ---------         -------

NET DECREASE IN CASH                                                                     --            (218)
CASH, BEGINNING OF PERIOD                                                                --             218
                                                                                  ---------         -------
CASH, END OF PERIOD                                                               $      --         $    --
                                                                                  =========         =======

SUPPLEMENTAL DISCLOSURES:
 Interest paid                                                                    $      --         $    --
 Income taxes paid                                                                       --              --
 Common shares issued for acquired foreign
  subsidiary                                                                      $     615              --

                        See notes to financial statements

                             SAVIN ELECTRONICS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


1.       ORGANIZATION AND SIGNIFICANT EVENTS

         Savin Electronics Inc. (the "Company"), formerly known as American Acquisition Corporation, was in the development stage at March 31, 1996 and had no assets and only minimal liabilities.

         In April 1996 the company acquired all of the issued and outstanding shares of Savin Electronics Ltd., an Israeli corporation (hereinafter "Limited"), in exchange for 6,150,000 shares of the Company's common stock. Limited was engaged in the development, manufacture and marketing of electronic power supply products for sensitive computers and other electronic systems. The Company concurrently sold 1,545,000 shares of common stock, in a private placement, and received net proceeds of $872,114 which was advanced to Limited for use as working capital.

         At December 31, 1996 Limited incurred a twelve-month operating loss in excess of $1.2 million; current liabilities exceeded current assets by $2.1 million and the shareholders' deficiency approximated $1.3 million.

         Limited has been unable to raise additional capital from external sources or from internally generated profits, and, accordingly, was forced into receivership in August 1997 and is in the process of being liquidated for the benefit of creditors as of October 15, 1997. Accordingly, the Company has recorded a loss for the total amount of the investment in and advances to Limited which at December 31, 1996 was $859,478.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates.

                             SAVIN ELECTRONICS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


2.       SIGNIFICANT ACCOUNTING POLICIES (continued)

         Fair value of financial instruments

         The financial instruments of the Company are mainly accounts payable and accruals and loan payable-officer. In view of their nature, the carrying amounts of these financial instruments reasonably approximate their fair values.

         Expenses related to sales of securities

         Costs incurred in the sale of the Company's common stock were charged to additional paid-in capital.

         Reclassification

         Certain prior-year amounts have been reclassified to conform with the current-year presentation.

         Loss per share

         Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during each of the periods.

         Fiscal year

         The Company changed its fiscal year-end to December 31 in conformity with that of its Israeli operating subsidiary.

3.       LOAN PAYABLE - OFFICER

         The loan is interest-free and payable on demand.

ITEM 8. CHANGES IN THE AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No disagreements with accountants on accounting and financial disclosure matters existed during the Company's calendar year ended December 31, 1996.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The Directors and Executive Officers of the Company, as of October 31, 1997 unless otherwise indicated, were as follows: (1)

Name and Address                         Position(s) Held                    Age
----------------                         ----------------                    ---
Ron Fussman                              President, Secretary                 36
52A Hanassl St.                          and Director
Herzllya Pituach 46448
Israel

Avrum Savran                             Chairman of the Board                54
2 Habroshim Street                       of Directors and
Ramat Efal                               Treasurer
Tel Aviv 52960
Israel

(1) Certain other persons served as officers and/or directors during calendar year ended December 31, 1996. Biographical information with respect to a number of such persons who are no longer officers and/or directors of the Company appeared in the Company's Form 10-KSB for fiscal year ended March 31, 1996 and reference is made thereto with respect to such information. Reference is also made to Forms 8-K with dates of report of December 19, 1996 and March 17, 1997, which reports indicate dates and various resignations, appointments and related information which has resulted in the current management team.

         Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.

RON FUSSMAN served as President, Secretary-Treasurer and a Director of the Company from March, 1996 until his resignation in April, 1996 and thereafter served as an independent business consultant to the Company until assuming his current positions with the Company in May of 1997. Mr. Fussman also serves as President and control person of Universal Eagle Ltd., a firm founded by him in 1988 for purposes of providing business and financial consulting services.

AVRUM SAVRAN from 1987 to the present has managed Margolin Marketing Ltd., a finance and economic consulting company as well as serving as manager and owner of PBA Investment, a relatively large Israeli exporting firm and during such same period of time helped support Israeli based industrial companies through the raising of funds from governmental and private sources. From 1981 to 1987 Mr. Savran served as a Financing Manager of Kibbutz Yizreel and from 1982 to 1985 served as manager of Team USA of the United Kibbutz Movement. Mr. Savran received a Bachelor of Arts degree in Business Administration from Haifa University in 1973 and currently serves as Chairman of the Board of Directors and as Treasurer of the Company.

         See Item 11 hereof with respect to security ownership, if any, of management.

ITEM 10.          EXECUTIVE COMPENSATION

         Remuneration paid (and/or accrued, if applicable and so specifically indicated) to officers and/or directors of the Company during calendar year ended December 31, 1996 is indicated in the chart appearing directly hereinafter.

                                                                                    Securities
                                                          Salaries, Fees,           or Property,               Aggregate of
                            Capacities                    Directors' Fees,       Insurance Benefits             Contingent
 Name of                     In Which                       Commissions          or Reimbursement,               Forms of
Individual                    Served                        and Bonuses          Personal Benefits             Remuneration
----------                    ------                        -----------          -----------------             ------------
Ron Fussman            President, Secretary                   $ -0-                     $ -0-                       $ -0-
                       & a Director

Avrum Savran           Chairman of the Board                  $ -0-                     $ -0-                       $ -0-
                       of Directors and Treasurer

         There were no written employment agreements between the Company and any of its officers and directors through calendar year ended December 31, 1996.

         No compensation of any nature was paid to any director for services rendered to the Company in such capacity excepting for repayment made, if any, for accountable expenses incurred on the Company's behalf throughout calendar year ended December 31, 1996.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Security Ownership of Certain Beneficial Owners - The following persons and/or firms are known to the Company to be the beneficial owners of more than 5% of the 8,150,000 shares of the Company's outstanding $.0001 par value Common Stock as of October 31, 1997. To the best of the Company's knowledge each individual and/or firm has beneficial ownership of the shares and each individual and/or firm has sole voting power and sole investment power with respect to the number of shares beneficially owned.

Name and Address of                          Amount and Nature of                       Percent
 Beneficial Owner                            Beneficial Ownership                       of Class
 ----------------                            --------------------                       --------
Meir Portnoy (1)                                  3,075,000                              37.73%
Haseifan 35
Ramat Hasharon
Israel

(1) See however Form 8-K with date of report of December 19, 1996, Item 1 - Changes in Control of Registrant - paragraph (b) thereto which indicates the sale of such shares to Mr. Portnoy's adult daughter and her husband as of December 31, 1996 and terms of payment with respect to such shares. Notwithstanding the contents of such Form 8-K Mr. Portnoy remains record holder of such shares.

         (b) Security Ownership of Management - The number and percentage of shares of $.0001 par value Common Stock of the Company owned of record and beneficially, by each current officer and director of the Company and by all current officers and directors of the Company as a group, is as follows - as of October 31, 1997. To the best of the Company's knowledge each individual has beneficial ownership of the shares and each individual has sole voting power and sole investment power with respect to the number of shares beneficially owned.

Name and Address of                                     Amount and Nature of                       Percent
 Beneficial Owner                                       Beneficial Ownership                       of Class
 ----------------                                       --------------------                       --------
Ron Fussman                                                   275,000 (1)                            3.4%
52A Hanassl St.
Herzllya Pituach 46448
Israel

Name and Address of                         Amount and Nature of                  Percent
 Beneficial Owner                           Beneficial Ownership                  of Class
 ----------------                           --------------------                  --------
Avrum Savran                                          -0-                            -0- %
2 Habroshim Street
Ramat Efal
Tel Aviv 52960
Israel

All officers and directors
 as a group (2 person)                            275,000 (1)                        3.4%

(1) While Mr. Fussman is not the record and beneficial owner of any of the Company's common stock he has been given options to purchase up to 500,000 shares of Company common stock at $.40 per share in accordance with the terms and conditions of the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on June 26, 1996; the Company having registered 1,500,000 shares in accordance with such Plan. No other options under this Plan have been granted as of October 31, 1997. The number of shares indicated above - 275,000 - are owned of record by Universal Eagle Ltd., a firm under the control of Mr. Fussman by virtue of the fact that he is President of such firm. Accordingly, Mr. Fussman may be considered to be the beneficial owner of such securities.

         The Company does not know of any arrangement or pledge of its securities by persons now considered in control of the Company that might result in a change of control.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For the calendar year ended December 31, 1996 there have not been any material transactions between the Company and any director, executive officer, security holder or any member of the immediate family of any of the aforementioned which exceeded $60,000 other than as may be indicated in this Form 10-KSB and the financial statements and footnotes thereto which are a part hereof.

ITEM 13.          EXHIBITS, LIST AND REPORTS ON FORM 8-K

         Reference is herewith made to page F-1 through F-8 inclusive of this 10-KSB with respect to the financial statements and notes thereto included therein.

         No exhibits are being filed with this Form 10-KSB.

         During the last quarter of the Company's calendar year ended December 31, 1996 the following Forms 8-K were filed.

         (a) Form 8-K with date of report of September 3, 1996 - dated November 26, 1996.

         Additional Forms 8-K were filed subsequent to the close of such calendar year as follows:

         (a) Form 8-K with date of report of December 19, 1996 - dated February 24, 1997 and

         (b) Form 8-K with date of report of March 17, 1997 - dated March 17, 1997.

                                   SIGNATURES




         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SAVIN ELECTRONICS INC.



                                           By     /Ron Fussman/
                                              ------------------------
                                               Ron Fussman, President
Date: November 6, 1997



         In accordance with the Exchange act, This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /Ron Fussman/                                  President, Secretary                        Dated: Nov. 6, 1997
------------------------------                  and a Director
Ron Fussman


 /Avrum Savran/                                 Chairman of the Board of                    Dated: Nov. 6, 1997
-----------------------------                   Directors and Treasurer
Avrum Savran