Form 10QSB
period 1997-03-31
SAVIN ELECTRONICS INC
filed 1997-11-10
CIK 1015979

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1997
                               -----------------------------------------------
                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------------

Commission File Number:                           33-36670
--------------------------------------------------------------------------------

                             Savin Electronics Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      New Jersey                                                22-3061278
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

c/o Gary B. Wolff, P.C., 747 Third Avenue, New York, New York            10017
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

      New York   212-644-6446                         Israel   011 972 3 5445541
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            [ ] Yes [x] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

The number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 1997 is 8,150,000 shares, all of one class of $.0001 par value common stock.

                               TABLE OF CONTENTS




                                                                  Page No.

                                    PART I

Item 1.     Financial Statements                                     3-6

Item 2.     Management's Discussion and Analysis of
             Financial Condition and Results of Operations
             and Plan of Operations                                  7-8



                                    PART II

Item 1.     Legal Proceedings                                         9

Item 2.     Changes in Securities                                     9

Item 3.     Defaults Upon Senior Securities                           9

Item 4.     Submission of Matters to a
             Vote of Security Holders                                 9

Item 5.     Other Information                                         9

Item 6.     Exhibits and Reports on Form 8-K                          9

Signatures                                                           10

                            SAVIN ELECTRONICS INC.
                                 BALANCE SHEET
                                MARCH 31, 1997
                                  (UNAUDITED)



                                    ASSETS

INVESTMENT IN FOREIGN SUBSIDIARY                                                $     1
                                                                                -------

                                                                                $     1
                                                                                =======


                   LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

  Accounts payable and accrued liabilities                                      $47,297

  Loans payable - officer                                                         5,000
                                                                                -------

      TOTAL CURRENT LIABILITIES                                                  52,297

SHAREHOLDERS' DEFICIENCY

  Common stock, $.0001 par value; authorized
   15,000,000 shares; issued and outstanding
   8,150,000 shares                                             $     815
 Additional paid-in capital                                       924,591
 Accumulated deficit                                             (977,702)
                                                                ---------

      TOTAL SHAREHOLDERS' DEFICIENCY                                            (52,296)
                                                                                -------
                                                                                $     1
                                                                                =======


                      See notes to financial statements.

                            SAVIN ELECTRONICS INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                      Three Months Ended
                                                            March 31,
                                                       1997          1996
                                                       ----          ----

REVENUES                                          $        --     $        --

COSTS AND EXPENSES:

  General and administrative                            1,322           2,850
                                                  -----------     -----------

NET LOSS                                          $    (1,322)    $    (2,850)
                                                  ===========     ===========

NET LOSS PER SHARE                                $       (--)    $      (.01)
                                                  ===========     ===========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                 8,150,000         455,000
                                                  ===========     ===========






                       See notes to financial statements.

                            SAVIN ELECTRONICS INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  Three Months Ended
                                                                       March 31,
                                                                    1997       1996
                                                                    ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                         $(1,322)    $(2,850)
 Adjustments to reconcile net loss to net cash
   used in operating activities

 Value of services contributed by officer                              --       2,250

 Increase (Decrease) in accounts payable and
   accrued liabilities                                              1,322         600
                                                                  -------     -------

CASH USED IN OPERATING ACTIVITIES                                      --          --

CASH FLOWS FROM INVESTING ACTIVITIES                                   --          --

CASH FLOWS FROM FINANCING ACTIVITIES                                   --          --
                                                                  -------     -------

NET DECREASE IN CASH                                                   --          --
CASH, BEGINNING OF PERIOD                                              --          --
                                                                  -------     -------
CASH, END OF PERIOD                                               $    --     $    --
                                                                  =======     =======

SUPPLEMENTAL DISCLOSURES:
 Interest paid                                                    $    --     $    --
 Income taxes paid                                                     --          --




                      See notes to financial statements.

                            SAVIN ELECTRONICS INC.
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                  (UNAUDITED)


1.    Basis of Presentation

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

      Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, is not required for interim reporting purposes and, has accordingly been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's report filed on Form 10-KSB for the year ended December 31, 1996.

2.    Subsequent Event

      At December 31, 1996 Savin Electronics Ltd., the Company's wholly-owned foreign subsidiary ("Limited"), incurred a twelve-month operating loss in excess of $1.2 million; current liabilities exceeded current assets by $2.1 million and the shareholders' deficiency approximated $1.3 million. Limited has been unable to raise additional capital from external sources or from internally generated profits and, accordingly, was forced into receivership in August 1997 and is in the process of being liquidated for the benefit of creditors as of October, 1997.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS AND PLAN OF OPERATION

      As heretofore indicated in the Company's Form 10-KSB for calendar year ended December 31, 1996, the Company had not had any revenues from operations from inception through calendar year ended December 31, 1996 and was basically an inactive public "shell" until concluding an acquisition in April 1996.

      Events leading up to and cumulating in the aforementioned April 1996 acquisition were briefly summarized in Item 6 to the Company's Form 10-KSB for its then fiscal year ended March 31, 1996 and reference is herewith made thereto with respect to such information, which information also contains certain summarized information with respect to Savin Electronics, Ltd.'s business activities; such wholly owned subsidiary having been placed in receivership in August of 1997 and is in the process of being liquidated for the benefit of creditors.

      Further information with respect to such acquisition is contained in the Company's filings under Forms 8-K with date of report of March 21, 1996 and amendment no. 1 thereto as filed April 4, 1996 and June 21, 1996 respectively.

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

                                    PART II




Item 1.     Legal Proceedings -                             None (1)

Item 2.     Changes in Securities -                         None

Item 3.     Defaults Upon Senior Securities -               None

Item 4.     Submission of Matters to a
             Vote of Security Holders -                     None (2)

Item 5.     Other Information -                             None

Item 6.     (a) Exhibits -                                  None

            (b) Reports on Form 8-K

              (i) Form 8-K with date of report of December 19, 1996 - dated February 24, 1997
              (ii) Form 8-K with date of report of March 17, 1997 - dated March
                   17, 1997

(1) Except for the fact that (as indicated in Item 3 to the Company's Form 10-KSB for its year ended December 31, 1996) the Company's wholly owned subsidiary was placed in receivership in August of 1997 and is currently in the process of being liquidated for the benefit of creditors.

(2) As reported in Form 8-K with date of report of March 17, 1997 under Item 5 Other Events "On March 3, 1997, in accordance with Section 14A:5-6 of the New Jersey Business Corporation Act (the "New Jersey Act"), the holders of approximately 51.08% of the outstanding common stock, par value $.0001 per share, of Savin Electronics Inc. (the "Company"), took action to remove the existing Board of Directors of the Company, consisting of Meir Portnoy, Yechiel Nussbaum, Gil Sarig and Avrum Savran, and elected Avrum Savran and Avi Pines to serve as the sole members of the Company's Board of Directors (the "Corporation Action")." Such Corporate Action became effective on March 17, 1997.

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

Dated: November 6, 1997