Form 10QSB
period 1997-06-30
SAVIN ELECTRONICS INC
filed 1997-11-10
CIK 1015979

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                                  FORM 10-QSB

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number: 33-36670

                             Savin Electronics Inc.
             (Exact name of registrant as specified in its charter)

         New Jersey                                              22-3061278
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

c/o Gary B. Wolff, P.C., 747 Third Avenue, New York, New York       10017
(Address of principal executive offices)                          (Zip Code)

           New York   212-644-6446         Israel   011 972 3 5445541
              (Registrant's telephone number, including area code)

________________________________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                             SAVIN ELECTRONICS INC.
                                  BALANCE SHEET
                                  JUNE 30, 1997
                                   (UNAUDITED)



                                     ASSETS

INVESTMENT IN FOREIGN SUBSIDIARY                                                $        1
                                                                                ----------

                                                                                $        1
                                                                                ==========



                   LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

  Accounts payable and accrued liabilities                                       $   50,180

  Loans payable - officer                                                             5,000
                                                                                 ----------

      TOTAL CURRENT LIABILITIES                                                      55,180

SHAREHOLDERS' DEFICIENCY

  Common stock, $.0001 par value; authorized
   15,000,000 shares; issued and outstanding
   8,150,000 shares                                              $      815
 Additional paid-in capital                                         924,591
 Accumulated deficit                                               (980,585)
                                                                 ----------

      TOTAL SHAREHOLDERS' DEFICIENCY                                                (55,179)

                                                                                 $        1
                                                                                 ==========

                       See notes to financial statements.

                             SAVIN ELECTRONICS INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                 Three Months Ended          Six Months Ended
                                       June 30,                  June 30,
                                  1997         1996         1997          1996
                                ---------    ---------    ---------    -----------
REVENUES                        $      --    $      --    $      --    $        --

COSTS AND EXPENSES:

  General and administrative        2,883       12,050        4,205         14,900
                                ---------    ---------    ---------    -----------

NET LOSS                        $  (2,883)   $ (12,050)   $  (4,205)   $   (14,900)
                                =========    =========    =========    ===========


NET LOSS PER SHARE              $    ( - )   $    ( - )   $    ( - )   $      ( - )
                                =========    =========    =========    ===========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING             8,150,000    8,150,000    8,150,000      4,302,500
                                =========    =========    =========    ===========

                       See notes to financial statements.

                            SAVIN ELECTRONICS INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                          Six Months Ended
                                                              June 30,
                                                         1997           1996
                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                              $  (4,205)     $ (14,900)
 Adjustments to reconcile net loss to net cash
   used in operating activities

 Value of services contributed by officer                     --          2,250

 Increase (Decrease) in accounts payable and
   accrued liabilities                                     4,205           (600)
                                                       ---------      ---------

CASH USED IN OPERATING ACTIVITIES                             --        (13,250)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Advances to foreign subsidiary                               --       (858,864)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds fro private placement of shares                 --        872,114
                                                       ---------      ---------

NET DECREASE IN CASH                                          --             --
CASH, BEGINNING OF PERIOD                                     --             --
                                                       ---------      ---------
CASH, END OF PERIOD                                    $      --      $      --
                                                       =========      =========

SUPPLEMENTAL DISCLOSURES:
 Interest paid                                         $      --      $      --
 Income taxes paid                                            --             --

                       See notes to financial statements.

                             SAVIN ELECTRONICS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

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



                                    SAVIN ELECTRONICS INC.


                                    By    /s/ Ron Fussman
                                      -----------------------------
                                       Ron Fussman, President

Dated: November 6, 1997