Form 10QSB
period 1997-09-30
SAVIN ELECTRONICS INC
filed 1997-11-10
CIK 1015979

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1997
                               -------------------------------------------------
                                         or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------     ---------------------------

Commission File Number:                  33-36670
                       ---------------------------------------------------------

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

                             SAVIN ELECTRONICS INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)



                                 ASSETS

INVESTMENT IN FOREIGN SUBSIDIARY                                                $     1
                                                                                -------

                                                                                $     1
                                                                                =======


                  LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

  Accounts payable and accrued liabilities                                      $56,462

  Loans payable - officer                                                         5,000
                                                                                -------

         TOTAL CURRENT LIABILITIES                                               61,462

SHAREHOLDERS' DEFICIENCY

  Common stock, $.0001 par value; authorized
   15,000,000 shares; issued and outstanding
   8,150,000 shares                                              $    815
 Additional paid-in capital                                       924,591
 Accumulated deficit                                             (986,867)
                                                                 --------

      TOTAL SHAREHOLDERS' DEFICIENCY                                            (61,461)
                                                                                -------

                                                                                $     1
                                                                                =======



                       See notes to financial statements.

                             SAVIN ELECTRONICS INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                          Three Months Ended                    Nine Months Ended
                                             September 30,                         September 30,
                                        1997               1996               1997               1996
                                   -----------        -----------        -----------        -----------

REVENUES                           $      --          $      --          $      --          $      --

COSTS AND EXPENSES:

  General and administrative             6,282             20,637             10,487             35,537
                                   -----------        -----------        -----------        -----------

NET LOSS                           $    (6,282)       $   (20,637)       $   (10,487)       $   (35,537)
                                   ===========        ===========        ===========        ===========


NET LOSS PER SHARE                 $      ( - )        $      ( - )      $      ( - )       $      (.01)
                                   ===========        ===========        ===========        ===========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                  8,150,000          8,150,000          8,150,000          5,585,000
                                   ===========        ===========        ===========        ===========






                       See notes to financial statements.

                             SAVIN ELECTRONICS INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Nine Months Ended
                                                           September 30,
                                                        1997             1996
                                                        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                            $(10,487)       $ (35,537)
 Adjustments to reconcile net loss to net cash
   used in operating activities

 Value of services contributed by officer                  --            2,250

 Increase (Decrease) in accounts payable and
   accrued liabilities                                 10,487           20,037
                                                     --------        ---------

CASH USED IN OPERATING ACTIVITIES                          --          (13,250)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Advances to foreign subsidiary                            --         (858,864)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from private placement of shares             --          872,114
                                                     --------        ---------

NET DECREASE IN CASH                                       --               --
CASH, BEGINNING OF PERIOD                                  --               --
                                                     --------        ---------
CASH, END OF PERIOD                                  $     --        $      --
                                                     ========        =========

SUPPLEMENTAL DISCLOSURES:
 Interest paid                                       $     --        $      --
 Income taxes paid                                         --               --


                       See notes to financial statements.

                             SAVIN ELECTRONICS INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


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



                                    SAVIN ELECTRONICS INC.


                                          /Ron Fussman/
                                    By
                                      --------------------------
                                      Ron Fussman, President

Dated: November 6, 1997