Form 10KSB
period 1997-12-31
HIDENET SECURE ARCHITECTURES INC
filed 1999-11-18
CIK 1015979

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X]  Annual report under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934

     For  the calendar year ended December 31, 1997
                                  -----------------

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the transition period from ____________ to ______________



                       HIDENET SECURE ARCHITECTURES, INC.
                   (formerly known as Savin Electronics Inc.)
                 (Name of Small Business Issuer in Its Charter)


         New Jersey                33-36670                     22-3061278
    (State or other            (Commission File                (IRS Employer
    Jurisdiction of               Number)                   Identification No.)
     Incorporation)



          103 Medinat Hayehudim Street, POB 837, Herzliya Israel 46733
                     (Address of Principal Executive Office)

                               011-972-9-957-9795
                (Issuer's Telephone Number, Including Area Code)



         Securities registered under Section 12(b) of the Exchange Act:

          Title of Each Class              Name of Each Exchange on Which
                                                     Registered
          -------------------              ------------------------------

                 None

         Securities registered under Section 12(g) of the Exchange Act:

                                      None
                                 ---------------
                                (Title of Class)

     Check  whether  the issuer;  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

          Yes ( ) No (X)

(1) This Form 10-KSB for calendar year ended December 31, 1997 being filed in November 1999 should have been filed on or about April 15, 1998.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                  [X]

     State issuer's revenues for its most recent calendar year - $-0-

     The aggregate market value for the 591,714 shares of common stock, par value $0.025 per share, held by non-affiliates* of Registrant as of November 1, 1999 is $1,183,428 based upon an average of $2.00 price for such stock on the date heretofore indicated. See Item 5 (a) which indicates the limited, if any, trading activity in the Registrant's securities for the periods indicated. By virtue hereof, it is difficult if not impossible to accurately arrive at a completely realistic "aggregate market value" of Registrant shares held by non-affiliates as called for herein especially in view of the fact that the existence of limited or sporadic quotations should not of itself be deemed to constitute an "established public trading market". The above statements regarding "aggregate market value" and "established public trading market" should be taken into careful consideration when considering the information contained herein regarding the indicated "aggregate market value" of shares of voting stock held by non-affiliates.

* Affiliates for the purpose of this item refers to the Registrant's officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant's securities as record holders only for their respective clienteles' beneficial interest) owning 5% or more of the Registrant's Common Stock, both of record and beneficially - all as of November 1, 1999. See also Item 1 (a) and footnote 1 thereto.


                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                 Yes       No
                                 ---      ___

Not Applicable - See, however, Part I, Item 1 and Note 1(b) to the Company's audited financial statements with respect to its wholly owned subsidiary being placed in receivership in August 1997.


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 4,059,600 shares as of November 1, 1999.

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

                                                                         Page
                                                                         Number
                                                                         ------
                                                                          PART I

Item 1.  Description of Business............................................5

Item 2.  Description of Property............................................6

Item 3.  Legal Proceedings..................................................6

Item 4.  Submission of Matters to a Vote of Security Holders................6

PART II

Item 5.  Market For Common Equity and Related Stockholder Matters...........7

Item 6.  Management's Plan of Operation.....................................8

Item 7.  Financial Statements...............................................10
                                                                       F1 - F8
Item 8.  Changes in and Disagreements With  Accountants on
                  Accounting and Financial Disclosure.......................11

PART III

Item 9...Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of the Exchange Act.........11

Item 10. Executive Compensation.............................................12

Item 11. Security Ownership of Certain Beneficial Owners and Management.....13

Item 12. Certain Relationships and Related Transactions.....................14

Item 13. Exhibits, List and Reports on Form 8-K.............................14


ITEM 1.        DESCRIPTION OF BUSINESS

     Savin Electronics Inc. (hereinafter "SVPS" or the "Company") is a company incorporated in the State of New Jersey in August, 1990. The Company recently decided to enter the field of network data security and it is currently developing products in such area (see Item 6 "Management's Plan of Operation" below). On June 29, 1999, the Company changed its name to "Hidenet Secure Architectures, Inc." to reflect the Company's current business plans.

     The Company filed a Self-Underwritten Registration Statement on Form S-18, which Registration Statement was declared effective on November 1, 1991 and the offering described therein closed in January of 1992. From conclusion of its aforesaid public offering of securities through April of 1996 the Company had been pursuing its stated business activities seeking to acquire business(es); its public offering having been a "blind pool/blank check" offering. The Company had basically been inactive since "going public" until the closing in April 1996 of its initial acquisition. Information with respect to such acquisition is contained in Company filings under Form 8-K with date of report of March 21, 1996 and Amendment No. 1 thereto as filed April 4, 1996 and June 21, 1996 respectively. Further information regarding such acquisition may be found in
Item 6 of the Company's Form 10-KSB for its then fiscal year ended March 31, 1996. The company acquired as a result of such acquisition, Savin Electronics, Ltd., an Israeli corporation ("Savin Israel"), which was engaged (as reported in aforesaid Form 8-K) in the development, manufacture and marketing of electronic power supply products for computers and other electronic systems. As indicated in Note 1 to the Company's audited financial statements, Savin Israel incurred losses in excess of $1,200,000 as at December 31, 1996. Additionally, as at December 31, 1996 Savin Israel current liabilities exceeded its current assets by approximately $2,100,000 and it had a shareholders' deficiency of approximately $1,300,000. Savin Israel was placed in receivership in August 1997 and remains in the process of being liquidated for the benefit of creditors.

     The Company has not had any revenues from operations from inception through December 31, 1997.

     The Company decided to enter the field of network data security, and in connection therewith, issued 73.9% of its issued and outstanding capital stock to three inventors in exchange for all their right, title and interest in proprietary technology in such field. See Current Report on Form 8-K with date of report June 11, 1999 for a more detailed description of the transaction.

     Reference is herewith made to Item 6 hereof regarding Management's Plan of Operations with respect to proposed future Company activities.

EMPLOYEES

     As of calendar year ended December 31, 1997 the Company did not have any employees. Currently, the Company's subsidiary, Hidenet Secure Architectures Ltd., an Israeli company, employs two individuals.

ITEM 2.        DESCRIPTION OF PROPERTY

     As of December 31, 1997, the Company maintained an office, rent free, at the offices of its counsel (Gary B. Wolff, P.C.) at 747 Third Avenue, New York, New York 10017 for purposes of receipt of mail domestically and inquiries which in turn are forwarded to Company personnel located in Israel. Its limited business activities were conducted by its current management in the State of Israel. Currently, the Company maintains a business address care of its subsidiary at 103 Medinat Hayehudim Street, Herzliya, Israel 46733 and its telephone number is 011-972-9-957-9795. Such offices are maintained pursuant to a two-year lease at a cost of approximately $4,000 per month. The lease is renewable at the option of the Company at a 10% annual increase above the current rent.

ITEM 3.        LEGAL PROCEEDINGS

     The Company's wholly owned subsidiary, Savin Israel, was placed in receivership in August of 1997. The Company is not presently a party to any other material litigation nor, to the knowledge of management, is any material litigation threatened.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Company did not hold an annual meeting of stockholders for calendar year ended December 31, 1997. At the end of 1997, the stockholders holding a majority of the issued and outstanding capital stock of the Company authorized an amendment to the Company's certificate of incorporation increasing the authorized share capital from 60,000 shares to 15,000,000 shares, par value $0.025 per share. On June 29, 1999, said stockholders authorized a change in the name of the Company to "Hidenet Secure Architectures, Inc."

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

     On October 28, 1998, the Board of Directors authorized a 1:250 reverse stock split so that the number of issued and outstanding shares of Common Stock of the Company was reduced from 8,150,000 to 32,600 shares. In December 1998, the holders of a majority of the issued and outstanding share capital increased the authorized share capital of the Company to 15,000,000 shares of common stock, par value $0.025 per share.

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


Fiscal Year Ended March 31, 1996 (A)                   Quarterly Common Stock
            By Quarter                                     Price Ranges
------------------------------------                   ----------------------
    Quarter           Date                                High        Low
     1st            June 30, 1995                         (1)         (1)

     2nd            September 30, 1995                    (1)         (1)

     3rd            December 31, 1995                     (1)         (1)

     4th            March 31, 1996                        (1)         (1)

 Calendar Year Ended December 31, 1996 By              Quarterly Common Stock
              Quarter                                      Price Ranges (2)
-----------------------------------------              ----------------------
   Quarter            Date                                High        Low
     1st           June 30, 1996                          $3.75       $2.75

     2nd           September 30, 1996                     $5.75       $2.125

     3rd           December 31, 1996                      $4.25       $0.8125

 Calendar Year Ended December 31, 1997 By              Quarterly Common Stock
              Quarter                                      Price Ranges (2)
-----------------------------------------              ----------------------

    Quarter           Date                                High        Low
     1st           March 31, 1997                         $1.50       $0.2500

     2nd           June 30, 1997                          $1.375      $0.3125

     3rd           September 30, 1997                     $1.46875    $0.0625

     4th           December 31, 1997                      $0.093      $0.062

 Calendar Year Ended December 31, 1998 By              Quarterly Common Stock
              Quarter                                      Price Ranges (2)
-----------------------------------------              ----------------------

    Quarter           Date                                 High        Low
     1st           March 31, 1998                         $0.40       $0.10

     2nd           June 30, 1998                          $0.10       $0.10

     3rd           September 30, 1998                     $0.10       $0.10

     4th           December 31, 1998                      $2.5        $2.50


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

          (b) Holders. As of December 31, 1997 the approximate number of stockholders of the Company's Common Stock (as indicated on its transfer agent's December 31, 1997 certified list of stockholders) amounted to 19 persons and/or firms (inclusive of those brokerage firms and/or clearing houses and/or depository companies holding the Company's securities for their respective clientele - each such brokerage house, clearing house and/or depository firm being considered as one record holder). The exact number of beneficial owners of the Company's securities is not known but would necessarily exceed the number of record owners indicated above in that brokerage firms and/or clearing house and/or depository companies are normally record owners for presumably any number of unidentified beneficial owners.

          (c) Dividends. The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. The Company has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not currently contemplate or anticipate paying any dividends on its Common Stock in the foreseeable future.

ITEM 6.        MANAGEMENT'S PLAN OF OPERATION

     Certain statements contained in this report, including statements regarding the anticipated development of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act (the "Reform Act"). Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company which are not statements of historical fact, may contain forward-looking statements under the Reform Act. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, without limitation, the failure of the Company to obtain additional financing, the failure of the Company to develop a product which is marketable, rapid technological changes in the environment, frequent new product introductions by others in the industry with greater resources than the Company, competition in the marketplace in which the Company decided to operate and evolving industry standards and customer preferences in that market which are difficult to predict. Not only could the Company fail to produce a marketable product, but the introduction of products embodying new technologies and the emergence of new industry standards could render the Company's product, if it is even developed, as well as any potential new products, obsolete and unmarketable. Such constant technological changes also make accurate market predictions difficult. The Company's results depend in part upon its ability to attract, train, retain and motivate qualified management, technical, manufacturing, sales and support personnel for its operations. The Company has no patent protection for its product which it is in the process of developing.

     All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

     The Company has never had any revenues since its inception.

     On June 11, 1999, the Company executed and delivered an agreement with Royce Investment Group ("RIG"), the Company's exclusive financial consultant, and Uriel Ginzberg, Jonathan Levin and John Federman (collectively, the "Inventors") whereby the Inventors assigned to the Company all their right, title and interest in the proprietary technology in the field of network data security (collectively, the "Intellectual Property"). In addition, RIG was retained to offer and sell up to approximately $600,000 of shares of common stock to be issued by the Company to RIG. See the Form 8-K with date of report June 11, 1999 for a more detailed description of the agreement and the transactions contemplated thereby. In connection with such transaction, the Company changed its name to "Hidenet Secure Architectures, Inc." See the Form 8-K with the date of report June 29, 1999.

     The Company currently intends to develop and market products in the field of network data security. It established an Israeli subsidiary in July 1999, Hidenet Secure Architectures Ltd., which hired two (2) employees. The Company has no current operations, and even if the products it is developing in the networks data security field are brought to market, there is no likelihood that the sales of the Company's products will be sufficient to cover the costs and expenses of the Company's operations. The Company estimates that sales of its products will commence in the middle of 2000, but there is no assurance that its products will be ready for market at such time. In the next year, RIG will attempt to obtain equity financing for the Company. Failure to locate funding for the Company raises doubts about its ability to continue as a going concern.

     The Company remains subject to the reporting requirements under the Securities Exchange Act of 1934. Notwithstanding such requirements, the last report filed by the Company (exclusive of Forms 8-K) was a Form 10-QSB for its quarter ended September 30, 1996. The Company, during the third quarter of 1999 embarked upon an effort to bring itself "current" with respect to its reporting requirements and in that regard has prepared and filed (or is in the process of filing) the following reports as indicated:

               Form 8-K with date of report June 11, 1999
               Form 8-K with date of report June 29, 1999
               Form 10-KSB for calendar year ended December 31, 1998

               Form 10-QSB for the quarter ended March 31, 1999
               Form 10-QSB for the quarter ended June 30, 1999

     Each of the above referenced reports were basically prepared at or around the same time and forwarded for filing purposes on or about the same date.

     The Company currently has no significant business operations and (as heretofore indicated) its wholly owned subsidiary Savin Israel is being liquidated for the benefit of creditors.

     Year 2000 Compliance
     --------------------

     The "Year 2000 problem" describes the world-wide concern that certain computer applications, which use two digits rather than four to represent dates, will interpret the year 2000 as the year 1900 and malfunction on January 1, 2000 or thereafter. Since the Company has no operations, the year 2000 problem does not pertain to the Company. The Company will ensure that its products, and any products of material significance to the Company, will function normally after the year 2000.

ITEM 7.        FINANCIAL STATEMENTS

     The following financial statements have been prepared in accordance with the requirements of Regulation S-B. Such information appears on pages F-1 through F-8 inclusive of this Form 10-KSB, which pages follow this page.

                             SAVIN ELECTRONICS INC.


                              FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 1997


                                 IN U.S. DOLLARS




                                      INDEX




                                                                          Page

Report of Independent Auditors                                             2

Balance Sheets                                                             3

Statements of Operations                                                   4

Statements of changes in Shareholders' Deficiency                          5

Statements of Cash Flows                                                   6

Notes to Financial Statements                                             7 - 9

KOST FORER & GABBAY                                                ERNST & YOUNG
                                                               [GRAPHIC OMITTED]




                         REPORT OF INDEPENDENT AUDITORS

                  To the Board of Directors and Shareholders of

                             SAVIN ELECTRONICS INC.



     We have audited the accompanying balance sheet of Savin Electronics Inc. ("the Company") as of December 31, 1997 and the related statements of operations, changes in shareholders' deficiency and cash flows for the years ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


     We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for out opinion.


     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Savin Electronics Inc. as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States.


     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1c to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency and shareholders deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1c and 4. The accompanying financial statements do not include any adjustments to reflect future effect on the classification of liabilities that might result from the outcome of this uncertainty.




Tel-Aviv, Israel                                    KOST FORER & GABBAY
August 15, 1999                          A Member of Ernst & Young International

                                                          SAVIN ELECTRONICS INC.
BALANCE SHEETS
--------------------------------------------------------------------------------
In U.S. dollars



                                                     December 31,
                                                --------------------
                                                  1997        1996
                                                --------    --------
     ASSETS

INVESTMENT IN A SUBSIDIARY (Note 1) .........          1           1
                                                --------    --------

                                                       1           1
                                                ========    ========
     LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued liabilities ....     56,462      45,975
Loan payable - officer (Note 3) .............      7,000       5,000
                                                --------    --------

Total current liabilities ...................     63,462      50,975
                                                --------    --------

SHAREHOLDERS' DEFICIENCY:
Common stock - $ 0.025 par value:
    Authorized: 60,000 shares;
    Issued and outstanding: 32,600 shares ...        815         815
Additional paid-in capital ..................    924,591     924,591
Accumulated deficit .........................   (988,867)   (976,380)
                                                --------    --------

Total shareholders' deficiency ..............    (63,461)    (50,974)
                                                --------    --------


                                                       1           1
                                                ========    ========









The accompanying notes are an integral part of the financial statements.

                                                          SAVIN ELECTRONICS INC.
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
In U.S. dollars


                                                      Nine months
                                       Year ended       ended         Year ended
                                      December 31,    December 31,     March 31,
                                          1997           1996             1996


Costs and expenses:

    General and administrative .....        12,487        58,625         8,434

    Write-down of investment
      in a subsidiary (Note 1) .....          --         859,478          --
                                       -----------   -----------   -----------

Net loss ...........................        12,487       918,103         8,434
                                       ===========   ===========   ===========



Basic and diluted net loss per .....          0.38         28.16          4.63
 share                                 ===========   ===========   ===========



Weighted average number of shares ..        32,600        32,600         1,820
 outstanding                           ===========   ===========   ===========









The accompanying notes are an integral part of the financial statements.

                                                          SAVIN ELECTRONICS INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY
--------------------------------------------------------------------------------
In U.S. dollars


                                                                    Additional                       Total
                                           Common stock              paid-in      Accumulated     shareholders'
                                       Shares         Amount         capital        deficit        deficiency


Balance as of April 1, 1995 .....          1,820          1,820          41,857        (49,843)         (6,166)

    Value of services contributed
      by officer ................           --             --             9,000           --             9,000

    Net loss ....................           --             --              --           (8,434)         (8,434)
                                    ------------   ------------    ------------   ------------    ------------

Balance as of March 31, 1996 ....          1,820          1,820          50,857        (58,277)         (5,600)



    Adjustment from change of
      par value to $ 0.025 per
      share .....................           --           (1,775)          1,775           --              --
    Shares issued to acquire
      foreign subsidiary ........         24,600            615            --             --               615
    Net proceeds from private
      placement of shares .......          6,180            155         871,959           --           872,114
    Net loss ....................           --             --              --         (918,103)       (918,103)
                                    ------------   ------------    ------------   ------------    ------------

Balance as of December 31, 1996 .         32,600            815         924,591       (976,380)        (50,974)

    Net loss ....................           --             --              --          (12,487)        (12,487)
                                    ------------   ------------    ------------   ------------    ------------

Balance as of December 31, 1997 .         32,600            815         924,591       (988,867)        (63,461)
                                    ============   ============    ============   ============    ============









The accompanying notes are an integral part of the financial statements.



                                                                                SAVIN ELECTRONICS INC.
      STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------
In U.S. dollars

                                                                     Nine months
                                                      Year ended        ended         Year ended
                                                     December 31,    December 31       March 31,
                                                         1997           1996             1996


Cash flows from operating activities:
                                                                                     ------------
Net loss .........................................        (12,487)       (918,103)         (8,434)
Adjustments to reconcile net loss to net cash
 used in operating activities:
    Write-down of investments in a subsidiary ....           --           859,478            --
    Contribution of services by officer ..........           --              --             9,000
      Increase (decrease) in accounts payable and
       accrued liabilities .......................         10,487          45,375          (5,784)
                                                     ------------    ------------    ------------

Net cash used in operating activities ............         (2,000)        (13,250)         (5,218)
                                                     ------------    ------------    ------------

Cash flows from investing activities:
                                                                                     ------------
Advances to foreign subsidiary ...................           --          (858,864)           --
                                                     ------------    ------------    ------------

Net cash used in investing activities ............           --          (858,864)           --
                                                     ------------    ------------    ------------
Cash flows from financing activities:
                                                                                     ------------
Net proceeds from private placement of shares ....           --           872,114            --
Loan received from officer .......................          2,000            --             5,000
                                                     ------------    ------------    ------------

Net cash provided by financing activities ........          2,000         872,114           5,000
                                                     ------------    ------------    ------------

Decrease in cash and cash equivalents ............           --              --              (218)
Cash and cash equivalents at the beginning
    of the period ................................           --              --               218
                                                     ------------    ------------    ------------

Cash and cash equivalents at the end of the period           --              --              --
                                                     ------------    ------------    ------------

Common shares issued for acquired foreign
    subsidiary ...................................           --               615            --
                                                     ============    ============    ============











The accompanying notes are an integral part of the financial statements.

                                                          SAVIN ELECTRONICS INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars


NOTE 1:-       GENERAL

               a. Savin Electronics Inc. ("the Company"), formerly known as American Acquisition Corporation.

               b. In April 1996, the Company acquired all of the issued and outstanding shares of Savin Electronics Ltd., an Israeli corporation ("the subsidiary"), in exchange for 24,600 shares of the Company's Common stock. The subsidiary was engaged in the development, manufacture and marketing of electronic power supply products for sensitive computers and other electronic systems. The Company issued 6,180 shares of Common stock, in a private placement, and received net proceeds of $ 872,114, which were advanced to the subsidiary to be used as operating capital.

                    As of December 31, 1996, the subsidiary incurred a twelve-month operating loss which approximated of $ 1.2 million. Current liabilities exceeded current assets by $
                    2.1 million, and shareholders' deficiency approximated $ 1.3 million.

                    The subsidiary has been unable to raise additional capital from external sources or from internally generated profits, and, accordingly, was forced into receivership in August 1997. It is currently in the process of liquidation, for the benefit of its creditors. Accordingly, the Company has recorded a loss for the total amount of the investment in and advances to the subsidiary which, at December 31, 1997, was $ 859,478.

               c. Since its incorporation, the Company has incurred losses amounting to $ 988,867 as of December 31, 1997.

                    As of December 31, 1997, the Company has a working capital deficiency of $ 63,462 and a shareholders' deficiency of $ 63,461. The Company's ability to continue as a going concern is subject to the Company's ability to raise cash through an offering, or by financial support from its shareholders. Accordingly, there is a substantial doubt whether the Company is able to continue as a going concern.

                    In June 1999, the Company entered into an investment agreement, as described in Note 4.

                    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

                                                          SAVIN ELECTRONICS INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars


NOTE 2:-       SIGNIFICANT ACCOUNTING POLICIES

               The financial statements have been prepared in accordance with generally accepted accounting principles.

               a.   Use of estimates:

                    The preparation of the financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

               b.   Fair value of financial instruments:

                    SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", requires disclosures about the fair value of financial instruments. The following disclosures of the estimated fair value of financial instruments have been determined by the Company using available market information and valuation methodologies described below. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that the company could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

                    The financial instruments of the Company are mainly accounts payable and accruals, and loan payable - officer. In view of their nature, the carrying amounts of these financial instruments reasonably approximate their fair values.

               c.   Basic and diluted earnings (loss) per share:

                    Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during each year. Diluted earnings per share is computed based on the weighted average number of common shares outstanding during each year, plus the dilutive potential common shares considered outstanding during the year, in accordance with FASB Statement No. 128, "Earnings Per Share".

               d.   Fiscal year:

                    During 1996, the Company changed its fiscal year-end from March 31 to December 31.


NOTE 3:-       LOAN PAYABLE - OFFICER

               The loan does not bear interest and is payable on demand.

                                                          SAVIN ELECTRONICS INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars


NOTE 4:-       SUBSEQUENT EVENTS

               a. In June 1999, the Company changed its name to Hidenet Secure Architectures Inc.

               b. In October 1998, the Company effected a reverse stock split of 1:250 on the nominal common stock of the existing shareholders. All Common stock and per Common stock amount have been retroactively adjusted to reflect this split.

               c. In June 1999, the Company entered into an investment agreement with several inventors ("Inventors") and a placement agent ("the Agent"). Pursuant to the agreement, the Inventors assigned to the Company all of their rights, titles and interest in proprietary technology in the field of network data security, in exchange for the allocation of 3,000,000 of the Company's shares. In addition, the Agent will act as the exclusive financial consultant to raise capital in the aggregate of $ 600,000, in two stages:

                    Stage A - The issuance of 1,000,000 representing 24.6 % of the Company's outstanding shares, in return for an investment of $ 100,000. (This stage took place in July 1999.)

                    Stage B - The issuance of 800,000 shares representing 16.5% of the Company's outstanding shares, in return for an investment of $ 500,000 within 180 days from the completion date of Stage A. This stage can be executed in portions that for each installment of $ 50,000 the Company will issue 80,000 shares of Common stock. As a consideration for the raising of capital, the Agent will receive $ 75,000 per year for one year, for consulting services $ 10,000 for expenses and 10% of the gross amounts raised from Investors introduced by the Agent.

                    In addition, the Agent will receive options to purchase 500,000 Common stock of the Company, at an exercise price of $ 0.125 per share. The options are exercisable within three years from the completion date of Stage A.

                    The agreement also states that the Company will establish a subsidiary in Israel. The subsidiary will engage in research and development. The Company will assign and transfer to the subsidiary all of its intellectual property and all funds raised by Stage A of investment, net of the cost of registration of the shares. The subsidiary was established in July 1999.

                    In connection with acting as a consultant to the subsidiary, the Agent is entitled to 7% of the gross proceeds of any investment made in the subsidiary, and Common stock of the subsidiary, representing 7% of the gross proceeds of an investment made in the subsidiary.

                                    PART III

ITEM 9.         DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Executive Officers of the Company, as of December 31, 1997 unless otherwise indicated, were as follows: (1)



  Name and Address                       Position(s) Held           Age

Ron Fussman                            President, Secretary and      36
52A Hanassi St                         Director
Herzllya Pituach 46448
Israel

Avrum Savran                           Chairman of the Board of      54
2 Habroshim Street Ramat Efal Tel      Directors and Treasurer
Aviv 52960
Israel

Avi Pines(1)                           President and Director        44
Ramat Hasharaon
Israel

(1) Mr. Pines resigned from all his positions with the Company November, 1997.

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

ITEM 10.          EXECUTIVE COMPENSATION

         Remuneration paid (and/or accrued, if applicable and so specifically indicated) to officers and/or directors of the Company during calendar year ended December 31, 1997 is indicated in the chart appearing directly hereinafter.

                                                                           Securities Or
                                                  Salaries, Fees,       Property, Insurance           Aggregate of
 Name of Individual      Capacities In Which      Directors' Fees,          Benefits or            Contingent Forms of
                               Served             Commissions and          Reimbursement,             Remuneration
                                                      Bonuses            Personal Benefits
-------------------------------------------------------------------------------------------------------------------------

Ron Fussman             President, Secretary          $ -0-                    $ -0-                    $ -0-
                        & a Director

Avrum Savran            Chairman of the               $ -0-                    $ -0-                    $ -0-
                        Board of Directors
                        and Treasurer

     There were no written employment agreements between the Company and any of its officers and directors through calendar year ended December 31, 1997.

     No compensation of any nature was paid to any director or officer for services rendered to the Company in such capacity excepting for repayment made, if any, for accountable expenses incurred on the Company's behalf throughout calendar year ended December 31, 1997.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners - The following persons and/or firms are known to the Company to be the beneficial owners of more than 5% of the 4,059,600 shares of the Company's outstanding $0.025 par value Common Stock as of November 1, 1999. To the best of the Company's knowledge each individual and/or firm has beneficial ownership of the shares and each individual and/or firm has sole voting power and sole investment power with respect to the number of shares beneficially owned.


            Name and Address of                    Amount and Nature of
             Beneficial Owner                      Beneficial Ownership       Percent of Class
-------------------------------------------- ----------------------------- ----------------------

Jonatan  Levin                                           600,000                  14.78%
c/o Hidenet Secure Architectures Ltd.
103 Medinat Hayehudim Street
P.O.B. 837
Herzliya, Israel 46733

Uriel Ginsberg                                           600,000                  14.78%
c/o Hidenet Secure Architectures Ltd.
103 Medinat Hayehudim Street
P.O.B. 837
Herzliya, Israel 46733

John Federman                                            1,800,000                44.34%
c/o Hidenet Secure Architectures Ltd.
103 Medinat Hayehudim Street
P.O.B. 837
Herzliya, Israel 46733

Royce Investment Group (1)                               967,886                  23.84%
c/o Hidenet Secure Architectures Ltd.
103 Medinat Hayehudim Street
P.O.B. 837
Herzliya, Israel 46733



(1) Includes warrants to purchase up to 500,000 shares of Common Stock at an exercise price of $0.125 per share, which are currently exercisable and expire July 2002. RIG was issued 1,000,000 shares of common stock as a result of raising $100,000 for the Company and is currently the record and beneficial owner of 440,886 of said shares. In addition to the shares indicated above, RIG is entitled to an additional 800,000 additional shares of common stock upon raising capital an additional $500,000 for the Company. See Current Report of Form 8-K with date of report June 11, 1999 for a more detailed description of the transaction.

       (b) Security Ownership of Management - The number and percentage of shares of Common Stock of the Company owned of record and beneficially, by each current officer and director of the Company and by all current officers and directors of the Company as a group, is as follows - as of November 1, 1999. To the best of the Company's knowledge each individual has beneficial ownership of the shares and each individual has sole voting power and sole investment power with respect to the number of shares beneficially owned.

                                                 Amount and Nature of
   Name and Address of Beneficial Owner           Beneficial Ownership        Percent of Class
-------------------------------------------- ----------------------------- ----------------------
Ron Fussman                                              1,100 (1)               Less than 1%
52A Hanassl St.
Herzllya Pituach 46448
Israel

Avrum Savran                                             -0-                     -0- %
2 Habroshim Street
Ramat Efal
Tel Aviv 52960
Israel

All officers and directors  as a group (2                1,100 (1)               Less than 1%
person)

(1) The number of shares indicated above - 1,100 - are owned of record by Universal Eagle Ltd., a firm under the control of Mr. Fussman by virtue of the fact that he is President of such firm. Accordingly, Mr. Fussman may be considered to be the beneficial owner of such securities.

     The Company does not know of any arrangement or pledge of its securities by persons now considered in control of the Company that might result in a change of control.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For the calendar year ended December 31, 1997 there have not been any material transactions between the Company and any director, executive officer, security holder or any member of the immediate family of any of the aforementioned which exceeded $60,000 other than as may be indicated in this Form 10-KSB and the financial statements and footnotes thereto which are a part hereof.

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

                       HIDENET SECURE ARCHITECTURES, INC.
                   (formerly known as Savin Electronics Inc.)



                                        By       /s/Ron Fussman
                                                 ----------------------
                                                 Ron Fussman, President

Date: November 4, 1999



       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/Ron Fussman     President, Secretary and a           Dated: November 4, 1999
---------------     Director
Ron Fussman


 /s/Avrum Savran    Chairman of the Board of Directors   Dated: November 4, 1999
----------------    and Treasurer
Avrum Savran