Form 10KSB
period 1998-12-31
HIDENET SECURE ARCHITECTURES INC
filed 1999-11-18
CIK 1015979

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X]  Annual report under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934

     For  the calendar year ended December 31, 1998
                                  -----------------

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the transition period from ____________ to ______________



                       HIDENET SECURE ARCHITECTURES, INC.
                   (formerly known as Savin Electronics Inc.)
                   ------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


         New Jersey                33-36670                22-3061278
         ----------                --------                ----------
       (State or other         (Commission File           (IRS Employer
       Jurisdiction of              Number)            Identification No.)
       Incorporation)


          103 Medinat Hayehudim Street, POB 837, Herzliya Israel 46733
          ------------------------------------------------------------
                     (Address of Principal Executive Office)

                               011-972-9-957-9795
                               ------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                      Name of Each
                                                   Exchange on Which
         Title of Each Class                            Registered
         -------------------                       ------------------
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

               Yes ( ) No (X)

(1) This Form 10-KSB for calendar year ended December 31, 1998 being filed in November 1999 should have been filed on or about April 15, 1999.

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

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No --- C

Not Applicable - See, however, Part I, Item 1 and Note 1(b) to the Company's audited financial statements with respect to its wholly owned subsidiary being placed in receivership in August 1997.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,059,600 shares as of November 1, 1999.

     Transitional Small Business Disclosure Format: Yes x No
                                    --- ---

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security-holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended ("Securities Act"). None

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
PART I

Item 1.   Description of Business ..........................................5

Item 2.   Description of Property ..........................................6

Item 3.   Legal Proceedings ................................................6

Item 4.   Submission of Matters to a Vote of Security Holders ..............6

PART II

Item 5.   Market For Common Equity and Related Stockholder Matters .........7

Item 6.   Management's Plan of Operation ...................................8

Item 7.   Financial Statements ............................................10
                                                                      F1 - F8
Item 8.   Changes in and Disagreements With  Accountants on
          Accounting and Financial Disclosure .............................11

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act                11

Item 10.  Executive Compensation ..........................................12

Item 11.  Security Ownership of Certain Beneficial Owners and Management ..13

Item 12.  Certain Relationships and Related Transactions ..................14

Item 13.  Exhibits, List and Reports on Form 8-K ..........................14

ITEM 1.           DESCRIPTION OF BUSINESS

     Savin Electronics Inc. (hereinafter "SVPS" or the "Company") is a company incorporated in the State of New Jersey in August, 1990. The Company recently decided to enter the field of network data security and it is currently developing products in such area (see Item 6 AManagement=s Plan of Operation@ below). On June 29, 1999, the Company changed its name to AHidenet Secure Architectures, Inc.@ to reflect the Company=s current business plans.

     The Company filed a Self-Underwritten Registration Statement on Form S-18, which Registration Statement was declared effective on November 1, 1991 and the offering described therein closed in January of 1992. From conclusion of its aforesaid public offering of securities through April of 1996 the Company had been pursuing its stated business activities seeking to acquire business(es); its public offering having been a "blind pool/blank check" offering. The Company had basically been inactive since "going public" until the closing in April 1996 of its initial acquisition. Information with respect to such acquisition is contained in Company filings under Form 8-K with date of report of March 21, 1996 and Amendment No. 1 thereto as filed April 4, 1996 and June 21, 1996 respectively. Further information regarding such acquisition may be found in
Item 6 of the Company's Form 10-KSB for its then fiscal year ended March 31, 1996. The company acquired as a result of such acquisition, Savin Electronics, Ltd., an Israeli corporation (ASavin Israel@), which was engaged (as reported in aforesaid Form 8-K) in the development, manufacture and marketing of electronic power supply products for computers and other electronic systems. As indicated in Note 1 to the Company's audited financial statements, Savin Israel incurred losses in excess of $1,200,000 as at December 31, 1996. Additionally, as at December 31, 1996 Savin Israel current liabilities exceeded its current assets by approximately $2,100,000 and it had a shareholders' deficiency of approximately $1,300,000. Savin Israel was placed in receivership in August 1997 and remains in the process of being liquidated for the benefit of creditors.

     The Company has not had any revenues from operations from inception through December 31, 1998.

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

EMPLOYEES

     As of calendar year ended December 31, 1998 the Company did not have any employees. Currently, the Company=s subsidiary, Hidenet Secure Architectures Ltd., an Israeli company, employs two individuals.

ITEM 2.           DESCRIPTION OF PROPERTY

     As of December 31, 1998, the Company maintained an office, rent free, at the offices of its counsel (Gary B. Wolff, P.C.) at 747 Third Avenue, New York, New York 10017 for purposes of receipt of mail domestically and inquiries which in turn are forwarded to Company personnel located in Israel. Its limited business activities were conducted by its current management in the State of Israel. Currently, the Company maintains a business address care of its subsidiary at 103 Medinat Hayehudim Street, Herzliya, Israel 46733 and its telephone number is 011-972-9-957-9795. Such offices are maintained pursuant to a two-year lease at a cost of approximately $4,000 per month. The lease is renewable at the option of the Company at a 10% annual increase above the current rent.

ITEM 3.           LEGAL PROCEEDINGS

     The Company's wholly owned subsidiary, Savin Israel, was placed in receivership in August of 1997. The Company is not presently a party to any other material litigation nor, to the knowledge of management, is any material litigation threatened.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Company did not hold an annual meeting of stockholders for calendar year ended December 31, 1998. At the end of 1998, the stockholders holding a majority of the issued and outstanding capital stock of the Company authorized an amendment to the Company=s certificate of incorporation increasing the authorized share capital from 60,000 shares to 15,000,000 shares, par value $0.025 per share. On June 29, 1999, said stockholders authorized a change in the name of the Company to AHidenet Secure Architectures, Inc.@

     (b) As  reported  in Form 8-K with date of report of March 17,  1997  under
Item 5 Other Events "On March 3, 1997, in accordance with Section 14A:5-6 of the New Jersey Business Corporation Act (the "New Jersey Act"), the holders of approximately 51.08% of the outstanding common stock, par value $.0001 per share, of Savin Electronics Inc. (the "Company"), took action to remove the existing Board of Directors of the Company, consisting of Meir Portnoy, Yechiel Nussbaum, Gil Sarig and Avrum Savran, and elected Avrum Savran and Avi Pines to serve as the sole members of the Company's Board of Directors (the "Corporation Action")." Such Corporate Action became effective on March 17, 1997. Aforesaid
Item 5 to Form 8-K further indicates "At a meeting of the new Board of Directors held on March 17, 1997, Meir Portnoy was removed as President and Chairman of the Board of the Company and Avi Pines and Avrum Savran were elected to serve as President and Chairman of the Board, respectively, of the Company."

     On October 28, 1998, the Board of Directors authorized a 1:250 reverse stock split so that the number of issued and outstanding shares of Common Stock of the Company was reduced from 8,150000 to 32,600 shares. In December 1998, the holders of a majority of the issued and outstanding share capital increased the authorized share capital of the Company to 15,000,000 shares of common stock, par value $0.025 per share.

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

     (b) Holders. As of December 31, 1998 the approximate number of stockholders of the Company's Common Stock (as indicated on its transfer agent's December 31, 1998 certified list of stockholders) amounted to 20 persons and/or firms (inclusive of those brokerage firms and/or clearing houses and/or depository companies holding the Company's securities for their respective clientele - each such brokerage house, clearing house and/or depository firm being considered as one record holder). The exact number of beneficial owners of the Company's securities is not known but would necessarily exceed the number of record owners indicated above in that brokerage firms and/or clearing house and/or depository companies are normally record owners for presumably any number of unidentified beneficial owners.

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

ITEM 6.           MANAGEMENT'S PLAN OF OPERATION

     Cautionary Statement for Forward-Looking Information

     Certain statements contained in this report, including statements regarding the anticipated development of the Company=s business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are Aforward-looking@ statements within the meaning of the Private Securities Litigation Reform Act (the AReform Act@). Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company which are not statements of historical fact, may contain forward-looking statements under the Reform Act. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, without limitation, the failure of the Company to obtain additional financing, the failure of the Company to develop a product which is marketable, rapid technological changes in the environment, frequent new product introductions by others in the industry with greater resources than the Company, competition in the marketplace in which the Company decided to operate and evolving industry standards and customer preferences in that market which are difficult to predict. Not only could the Company fail to produce a marketable product, but the introduction of products embodying new technologies and the emergence of new industry standards could render the Company=s product, if it is even developed, as well as any potential new products, obsolete and unmarketable. Such constant technological changes also make accurate market predictions difficult. The Company=s results depend in part upon its ability to attract, train, retain and motivate qualified management, technical, manufacturing, sales and support personnel for its operations. The Company is in the process of filing for patent protection in the United States for the product which it is in the process of developing.

     All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

     The Company has never had any revenues since its inception.

     On June 11, 1999, the Company executed and delivered an agreement with Royce Investment Group ("RIG"), the Company=s exclusive financial consultant, and Uriel Ginzberg, Jonathan Levin and John Federman (collectively, the "Inventors") whereby the Inventors assigned to the Company all their right, title and interest in the proprietary technology in the field of network data security (collectively, the AIntellectual Property@). In addition, RIG was retained to offer and sell up to approximately $600,000 of shares of common stock to be issued by the Company to RIG. See the Form 8-K with date of report June 11, 1999 for a more detailed description of the agreement and the transactions contemplated thereby. In connection with such transaction, the Company changed its name to AHidenet Secure Architectures, Inc.@ See the Form 8-K with the date of report June 29, 1999.

     The Company currently intends to develop and market products in the field of network data security. It established an Israeli subsidiary in July 1999, Hidenet Secure Architectures Ltd., which hired two (2) employees. The Company has no current operations, and even if the products it is developing in the networks data security field are brought to market, there is no likelihood that the sales of the Company=s products will be sufficient to cover the costs and expenses of the Company=s operations. The Company estimates that sales of its products will commence in the middle of 2000, but there is no assurance that its products will be ready for market at such time. In the next year, RIG will attempt to obtain equity financing for the Company. Failure to locate funding for the Company raises doubts about its ability to continue as a going concern.

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

               Form 8-K with date of report June 11, 1999
               Form 8-K with date of report June 29, 1999
               Form 10-KSB for calendar year ended December 31,1997 Form 10-QSB for the quarter ended March 31, 1999
               Form 10-QSB for the quarter ended June 30, 1999

     Each of the above referenced reports were basically prepared at or around the same time and forwarded for filing purposes on or about the same date.

     The Company currently has no significant business operations and (as heretofore indicated) its wholly owned subsidiary Savin Israel is being liquidated for the benefit of creditors.


     Year 2000 Compliance

     The AYear 2000 problem@ describes the world-wide concern that certain computer applications, which use two digits rather than four to represent dates, will interpret the year 2000 as the year 1900 and malfunction on January 1, 2000 or thereafter. Since the Company has no operations, the year 2000 problem does not pertain to the Company. The Company will ensure that its products, and any products of material significance to the Company, will function normally after the year 2000.

ITEM 7.           FINANCIAL STATEMENTS

     The following financial statements have been prepared in accordance with the requirements of Regulation S-B. Such information appears on pages F-1 through F-8 inclusive of this Form 10-KSB, which pages follow this page.





                             SAVIN ELECTRONICS INC.


                              FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 1998


                                 IN U.S. DOLLARS




                                      INDEX




                                                                Page


  Report of Independent Auditors                                 2

  Balance Sheets                                                 3

  Statements of Operations                                       4

  Statements of Shareholders' Deficiency                         5

  Statements of Cash Flows                                       6

  Notes to Financial Statements                                7 - 9

KOST FORER & GABBAY                                                ERNST & YOUNG



                         REPORT OF INDEPENDENT AUDITORS

                  To the Board of Directors and Shareholders of

                             SAVIN ELECTRONICS INC.



     We have audited the accompanying balance sheets of Savin Electronics Inc. as of December 31, 1998 and 1997 and the related statements of operations, shareholders' deficiency and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


     We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for out opinion.


     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Savin Electronics Inc. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the two years ended in the period December 31, 1998 in conformity with generally accepted accounting principles in the United States.


     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1c, the Company has suffered recurring losses from operations, has a working capital deficiency and shareholders deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1c and 5. The accompanying financial statements do not include any adjustments to reflect future effect on the classification of liabilities that might result from the outcome of this uncertainty.





  Tel-Aviv, Israel                                KOST FORER & GABBAY
  August 15, 1999                        A Member of Ernst & Young International

                                                          SAVIN ELECTRONICS INC.
BALANCE SHEETS
--------------------------------------------------------------------------------
In U.S. dollars

                                                           December 31,
                                                    ------------------------
                                                       1998         1997
                                                    ----------    ----------

   ASSETS

INVESTMENT IN A SUBSIDIARY (Note 1) .............            1             1
                                                    ----------    ----------

                                                             1             1
                                                    ==========    ==========

   LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities ........       58,877        56,462
Loan payable - officer (Note 3) .................        7,835         7,000
                                                    ----------    ----------

Total current liabilities .......................       66,712        63,462
                                                    ----------    ----------

SHAREHOLDERS' DEFICIENCY:
Common stock - $ 0.025 par value:
  Authorized: 15,000,000 shares and 60,000
   shares as of December 31, 1998 and 1997,
   respectively;
  Issued  and  outstanding: 59,600 shares and
   32,600 shares as of December 31, 1998 and 1997
   respectively (Note 4) ........................        1,490           815
Additional paid-in capital ......................      943,916       924,591
Accumulated deficit .............................   (1,012,117)     (988,867)
                                                    ----------    ----------


Total shareholders' deficiency ..................      (66,711)      (63,461)
                                                    ----------    ----------

                                                             1             1
                                                    ==========    ==========









The accompanying notes are an integral part of the financial statements.

                                                          SAVIN ELECTRONICS INC.
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
In U.S. dollars

                                                                                 Nine months
                                                         Year ended                 ended
                                                         December 31,            December 31,
                                                -----------------------------   -------------
                                                    1998            1997            1996
                                                -------------   -------------   -------------


Cost and expenses:
  General and administrative ................          23,250          12,487          58,625
  Write-down of investment
   in a subsidiary (Note 1) .................            --              --           859,478
                                                -------------   -------------   -------------

Net loss ....................................          23,250          12,487         918,103
                                                =============   =============   =============

Basic and diluted net loss  per share .......            0.67            0.38           28.16
                                                =============   =============   =============

Weighted average number of shares outstanding          34,850          32,600          32,600
                                                =============   =============   =============








The accompanying notes are an integral part of the financial statements.

                                                       SAVIN ELECTRONICS INC.
STATEMENTS OF SHAREHOLDERS' DEFICIENCY
--------------------------------------------------------------------------------
In U.S. dollars



                                             Common stock                Additional                           Total
                                     ------------------------------       paid-in         Accumulated      shareholders'
                                         Shares           Amount          capital           deficit          deficiency
                                    --------------   --------------    --------------   --------------    --------------
Balance as of March 31, 1996 ....            1,820            1,820            50,857          (58,277)           (5,600)


Adjustment from change of
 par  value  to $0.025 per ......             --             (1,775)            1,775             --                --
 share
Shares  issued to acquire
 foreign subsidiary .............           24,600              615              --               --                 615
Net  proceeds  from private
 placement of shares ............            6,180              155           871,959             --             872,114
Net loss ........................             --               --                --           (918,103)         (918,103)
                                    --------------   --------------    --------------   --------------    --------------


Balance as of December 31, 1996 .           32,600              815           924,591         (976,380)          (50,974)

   Net loss .....................             --               --                --            (12,487)          (12,487)
                                    --------------   --------------    --------------   --------------    --------------

  Balance as of December 31, 1997           32,600              815           924,591         (988,867)          (63,461)


   Issuance of shares ...........           27,000              675            19,325             --              20,000
   Net loss .....................             --               --                --            (23,250)          (23,250)
                                    --------------   --------------    --------------   --------------    --------------

  Balance as of December 31, 1998           59,600            1,490           943,916       (1,012,117)          (66,711)
                                    ==============   ==============    ==============   ==============    ==============







The accompanying notes are an integral part of the financial statements.

                                                         SAVIN ELECTRONICS INC.
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
In U.S. dollars

                                                                                    Nine months
                                                            Year ended                 ended
                                                           December 31,             December 31,
                                                 ------------------------------    -------------
                                                      1998             1997             1996
                                                 -------------    -------------    -------------
Cash flows from operating
activities:
Net loss .....................................         (23,250)         (12,487)        (918,103)
Adjustments to reconcile loss
to net cash used in
operating activities:
  Write-down of investments in a subsidiary ..            --               --            859,478

   Increase in accounts  payable and
   accrued liabilities .......................           2,415           10,487           45,375
                                                 -------------    -------------    -------------

Net cash used in operating activities ........         (20,835)          (2,000)         (13,250)
                                                 -------------    -------------    -------------


Cash flows from investing activities:
Advances to foreign subsidiary ...............            --               --           (858,864)
                                                 -------------    -------------    -------------

Net cash used in investing ...................            --               --           (858,864)
activities
                                                 -------------    -------------    -------------

Cash flows from financing activities:
Issuance of shares ...........................          20,000             --               --
Net proceeds from private placement of shares             --               --            872,114
Loan received from officer ...................             835            2,000             --
                                                 -------------    -------------    -------------

Net  cash  provided by financing .............          20,835            2,000          872,114
activities
                                                 -------------    -------------    -------------

Change in cash and cash equivalents ..........            --               --               --
Cash  and  cash  equivalents  at the beginning
  of the period ..............................            --               --               --
                                                 -------------    -------------    -------------

Cash  and  cash  equivalents  at
the end of the period ........................            --               --               --
                                                 =============    =============    =============

Supplemental information:

Common shares issued for acquired foreign
  subsidiary..................................            --               --                615
                                                 =============    =============    =============








The accompanying notes are an integral part of the financial statements.

                                                         SAVIN ELECTRONICS INC.
  NOTES TO FINANCIAL STATEMENTS
        In U.S. dollars


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

          As of December 31, 1996, the subsidiary incurred a twelve-month operating loss which approximated $ 1.2 million. Current liabilities exceeded current assets by $ 2.1 million, and shareholders' deficiency approximated $ 1.3 million.

          The subsidiary has been unable to raise additional capital from external sources or from internally generated profits, and, accordingly, was forced into receivership in August 1997. It is currently in the process of liquidation, for the benefit of its creditors. Accordingly, the Company has recorded a loss for the total amount of the investment in and advances to the subsidiary which, at December 31, 1996, was $ 859,478.

     c. Since its incorporation, the Company has incurred losses amounting to $ 992,117 as of December 31, 1998.

          As of December 31, 1998, the Company has a working capital deficiency of $ 66,712 and a shareholders' deficiency of $ 66,711. The Company's ability to continue as a going concern is subject to the Company's ability to raise cash through an offering, or by financial support from its shareholders. Accordingly, there is a substantial doubt whether the Company is able to continue as a going concern.

          In June 1999, the Company entered into an investment agreement, as described in Note 5.

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

     b.   Fair value of financial instruments:

          SFAS No. 107, ADisclosure About Fair Value of Financial Instruments@, requires disclosures about the fair value of financial instruments. The following disclosures of the estimated fair value of financial instruments have been determined by the Company using available market information and valuation methodologies described below. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that the company could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

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

                                                          SAVIN ELECTRONICS INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars


NOTE 4:-   COMMON STOCK

     a. In October 1998, the Company effected a reverse stock split of 1:250 on the nominal common stock of the existing shareholders.

          All Common stock and per Common stock amounts have been retroactively adjusted to reflect this split.

     b. In November 1998, the Company issued 27,000 shares to a placement agent in consideration of consulting services.

NOTE 5:-   SUBSEQUENT EVENT

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

                                 PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Directors and Executive Officers of the Company, as of December 31, 1998 unless otherwise indicated, were as follows: (1)



  Name and Address               Position(s)           Age
                                    Held

  Ron Fussman                   President,             37
  52A Hanassi St.               Secretary and
  Herzllya Pituach              Director
  46448
  Israel

  Avrum Savran                  Chairman of            55
  2 Habroshim                   the Board of
  Street Ramat                  Directors and
  Efal Tel Aviv                 Treasurer
  52960
  Israel

  Avi Pines(1)                  President and          45
  Ramat Hasharon                Director
  Israel

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

ITEM 10.          EXECUTIVE COMPENSATION

     Remuneration paid (and/or accrued, if applicable and so specifically indicated) to officers and/or directors of the Company during calendar year ended December 31, 1998 is indicated in the chart appearing directly hereinafter.


                                                                       Securities Or
                                                Salaries, Fees,    Property, Insurance
                                               Directors' Fees,         Benefits or            Aggregate of
    Name of            Capacities In Which       Commissions          Reimbursement,     Contingent Forms of
  Individual                Served               and Bonuses        Personal  Benefits       Remuneration
-------------------   --------------------   -------------------   -------------------   -------------------

Ron ...............   President, Secretary            $ -0-                 $ -0-                 $ -0-
Fussman               & a Director

Avrum .............   Chairman  of the                $ -0-                 $ -0-                 $ -0-
Savran                Board of Directors
                      and Treasurer

     There were no written employment agreements between the Company and any of its officers and directors through calendar year ended December 31, 1998.

     No compensation of any nature was paid to any director or officer for services rendered to the Company in such capacity excepting for repayment made, if any, for accountable expenses incurred on the Company's behalf throughout calendar year ended December 31, 1998.

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


        Name and Address of             Amount and    Percent of
          Beneficial Owner               Nature of      Class
                                        Beneficial
                                         Ownership
Jonatan  Levin .......................     600,000      14.78%
c/o Hidenet Secure  Architectures Ltd.
103 Medinat Hayehudim Street
P.O.B. 837
Herzliya, Israel 46733


Uriel Ginsberg .......................     600,000      14.78%
c/o Hidenet Secure Architectures Ltd.
103 Medinat Hayehudim Street
P.O.B. 837
Herzliya, Israel 46733



John Federman ........................   1,800,000      44.34%
c/o Hidenet Secure Architectures Ltd.
103 Medinat
Hayehudim Street
P.O.B. 837
Herzliya, Israel 46733


Royce Investment  Group (1) ..........     967,886      23.84%
c/o Hidenet Secure  Architectures Ltd.
103 Medinat Hayehudim Street
P.O.B. 837
Herzliya, Israel 46733

(1) Includes warrants to purchase up to 500,000 shares of Common Stock at an exercise price of $0.125 per share, which are currently exercisable and expire July 2002. RIG was issued 1,000,000 shares of Common Stock as a result of raining $100,000 for the Company, and is currently the record and beneficial owner of 440,886 of said shares. In addition to the shares indicated above, RIG is entitled to an additional 800,000 additional shares of common stock upon raising capital an additional $500,000 for the Company. See Current Report of Form 8-K with date of report June 11, 1999 for a more detailed description of the transaction.

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



                           Amount and Nature
 Name and Address of         of Beneficial
   Beneficial Owner            Ownership           Percent of Class
----------------------   --------------------    --------------------
Ron Fussman ..........                  1,100            Less than 1%
52A Hanassl St
Herzllya Pituach 46448
Israel

Avrum Savran .........                    -0-                   -0- %
2 Habroshim Street
Ramat Efal
Tel Aviv 52960
Israel

All officers and .....                  1,100            Less than 1%
directors  as a
group (2 person)

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For the calendar year ended December 31, 1998 there have not been any material transactions between the Company and any director, executive officer, security holder or any member of the immediate family of any of the aforementioned which exceeded $60,000 other than as may be indicated in this Form 10-KSB and the financial statements and footnotes thereto which are a part hereof.

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


   /s/Ron Fussman         President, Secretary and       Dated: November 4, 1999
-----------------         a Director
Ron Fussman



   /s/Avrum Savran        Chairman of the Board of       Dated: November 4, 1999
------------------        Directors and Treasurer
Avrum Savran