Form 10QSB
period 1999-03-31
HIDENET SECURE ARCHITECTURES INC
filed 1999-11-18
CIK 1015979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to _____________

                         Commission file number 33-36670

                       HIDENET SECURE ARCHITECTURES, INC.
             (Exact name of registrant as specified in its charter)

          New Jersey                                      22-3061278
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification No.)


103 Medinat Hayehudim Street, POB 837, Herzliya Israel            46733
   (Address of principal executive offices)                     (Zip Code)

                               011-972-9-957-9795
              (Registrant's telephone number, including area code)

      Savin Electronics Inc., c/o Gary Wolff, P.C. 747 Third Ave., NY, NY 10017 (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [_] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.025 par value, 4,059,600 shares outstanding as of November 1, 1999.

Traditional Small Business Disclosure Format (check one):   [X] Yes   [ ] No

                       HIDENET SECURE ARCHITECTURES, INC.
                   (formerly known as Savin Electronics Inc.)


                                      INDEX



                                                                            Page

       Part I.  Financial Information

            Item 1.     Balance Sheets
                        Statements of Operations
                        Statements of Cash Flows
                          Notes to Financial Statements

            Item 2. Management's Discussion and Analysis or Plan of Operation

       Part II.  Other Information

            Item 1.     Legal Proceedings

            Item 2.     Changes in Securities

            Item 3.     Defaults upon Senior Securities

            Item 4.     Submission of Matters to a Vote of
                        Security-Holders

            Item 5.     Other information

            Item 6.     Exhibits and Reports on Form 8-K

                             SAVIN ELECTRONICS INC.


                          INTERIM FINANCIAL STATEMENTS

                              AS OF MARCH 31, 1999


                                 IN U.S. DOLLARS


                                    UNAUDITED



                                      INDEX





                                                         Page

      Balance Sheets                                       2

      Statements of Operations                             3

      Statements of Cash Flows                             4

      Notes to Financial Statements                      5 - 6

                                                               SAVIN ELECTRONICS
BALANCE SHEETS
--------------------------------------------------------------------------------
                                                                 In U.S. dollars




                                               March 31,     December 31,
                                                 1999            1998

ASSETS

INVESTMENT IN A SUBSIDIARY ..............            1             1
                                            ----------    ----------
                                                     1             1
                                            ----------    ----------

LIABILITIES AND SHAREHOLDERS'
DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued ............       58,877        58,877
liabilities
Loan payable - officer ..................        7,835         7,835
                                            ----------    ----------

Total current liabilities ...............       66,712        66,712
                                            ----------    ----------
SHAREHOLDERS' DEFICIENCY:
Common stock - $ 0.025 par value:
    Authorized: 15,000,000 shares;
    Issued and outstanding: 59,600 shares        1,490         1,490
Additional paid-in capital ..............      943,916       943,916
Accumulated deficit .....................   (1,012,117)   (1,012,117)
                                            ----------    ----------

Total shareholders' deficiency ..........      (66,711)      (66,711)
                                            ----------    ----------

                                                     1             1
                                            ==========    ==========













The accompanying notes are an integral part of the financial statements.

                                                               SAVIN ELECTRONICS
STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------
                                                                 In U.S. dollars


                                        Three months ended
                                              March 31,



                                          1999     1998

Cost and expenses:
    General and administrative .....      --      2,415
                                       =======   ------

Net loss ...........................      --      2,415
                                       =======   ======

Basic and diluted net loss per share      --       0.07
                                       =======   ======

Weighted average number of shares ..    59,600   32,600
outstanding ........................   =======   ======














The accompanying notes are an integral part of the financial statements.

                                                               SAVIN ELECTRONICS
STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------
                                                                 In U.S. dollars




                                                       Three months ended
                                                             March 31,
                                                          1999      1998

Cash flows from operating activities:
Loss for the period ..............................         --      (2,415)
Adjustments to reconcile loss to net cash used
in operating activities:
     Increase in accounts payable and accrued              --       2,415
     liabilities
                                                         ------    ------

Net cash used in operating activities ............         --        --
                                                         ------    ------

Change in cash and cash equivalents ..............         --        --
Cash and cash equivalents at the beginning of ....         --        --
the period .......................................         --        --

Cash and cash equivalents at the end of the period         --        --
                                                         ======    ======












The accompanying notes are an integral part of the financial statements.

NOTE 1:-    GENERAL

     Basis of Presentation

     The accompanying unaudited financial statements have been prepared by Savin Electronic Inc. in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results of future operations.

     The accompanying unaudited financial statements have been prepared by Savin Electronic Inc. in accordance with the rules and regulation of the Securities and Exchange Commission. These Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, is not required for interim reporting purposes and, has accordingly, been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's report filed on Form 10-KSB for the year ended December 31, 1998.


NOTE 2:-    SUBSEQUENT EVENT

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

Item 2.  Management's Discussion and Analysis or Plan of Operation:

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

          The Company currently intends to develop and market products in the field of network data security. It established an Israeli subsidiary in July 1999, Hidenet Secure Architectures Ltd., which hired two (2) employees. The Company has no current operations, and even if the products it is developing in the networks data security field are brought to market, there is no likelihood that the sales of the Company=s products will be sufficient to cover the costs and expenses of the Company=s operations. The Company estimates that sales of its products will commence in the middle of 2000, but there is no assurance that its products will be ready for market at such time. In the next quarter, RIG will attempt to obtain equity financing for the Company. Failure to locate funding for the Company raises doubts about its ability to continue as a going concern.

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

                 Form 8-K with date of  report  June 11,  1999
                 Form 8-K with date of report June 29, 1999
                 Form 10-KSB for calendar year ended December 31, 1997 Form 10-KSB for calendar year ended December 31, 1998 Form 10-QSB for the quarter ended June 30, 1999

          Each of the above referenced reports were basically prepared at or around the same time and forwarded for filing purposes on or about the same date.

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

          Year 2000 Compliance

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

Part II -   Other Information

          Item 1. Legal Proceedings.

                    The Company's wholly owned subsidiary, Savin Israel, was placed in receivership in August of 1997. See Form 10-KSB for the year ended December 31, 1998 for a further description of such proceedings. The Company is not presently a party to any other material litigation nor, to the knowledge of management, is any material litigation threatened.

          Item 2. Changes in Securities.

                    None.

          Item 3. Defaults upon Senior Securities.

                    None.

          Item 4. Submission of Matters to a Vote of Security-Holders.

                    None.

          Item 5. Other information.

                    None.

          Item 6. Exhibits and reports on Form 8-K

            (a)   Exhibits

                  27.1  Financial Data Schedule.

            (b)   Reports on Form 8-K

                  The Company did not file any Current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ending March 31, 1999.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HIDENET SECURE ARCHITECTURES, INC.
                                      (formerly known as Savin Electronics Inc.)


                                      By  /s/Ron Fussman
                                         ------------------------
                                          Ron Fussman, President

Date: November 4, 1999



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





 /s/Ron Fussman   President, Secretary and      Dated: November 4, 1999
----------------  a Director
Ron Fussman



 /s/Avrum Savran  Chairman of the Board of      Dated: November 4, 1999
----------------- Directors and Treasurer
Avrum Savran