Form 10QSB
period 1999-06-30
HIDENET SECURE ARCHITECTURES INC
filed 1999-11-18
CIK 1015979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 1999

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   __ Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.025 par value, 4,059,600 shares outstanding as of November 1, 1999.

Traditional Small Business Disclosure Format (check one):     X Yes    No

                 HIDENET SECURE ARCHITECTURES, INC
            (formerly known as Savin Electronics Inc.)


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

     Item 3.    Defaults upon Senior Securities

     Item 4.    Submission of Matters to a Vote of Security-Holders

     Item 5.    Other information

     Item 6.    Exhibits and Reports on Form 8-K

                        HIDENET SECURE ARCHITECTURES INC.

                       (FORMERLY: SAVIN ELECTRONICS INC.)


                          INTERIM FINANCIAL STATEMENTS

                               AS OF JUNE 30, 1999


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

                                               HIDENET SECURE ARCHITECTURES INC.
                                              (Formerly: Savin Electronics Inc.)
BALANCE SHEETS
--------------------------------------------------------------------------------
                                                                 In U.S. dollars


                                                 June 30,     December 31,
                                                   1999          1998
                                                ---------     ----------
                                                Unaudited       Audited
                                                ---------     ----------
   ASSETS

INVESTMENT IN A SUBSIDIARY .................            1             1
                                               ----------    ----------
                                                        1             1
                                               ==========    ==========

   LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities ...       58,877        58,877
Loan payable - officer .....................        8,035         7,835
                                               ----------    ----------
Total current liabilities ..................       66,912        66,712
                                               ----------    ----------

SHAREHOLDERS' DEFICIENCY:
Common stock - $ 0.025 par value:
       Authorized: 15,000,000 shares;
       Issued and outstanding: 59,600 shares        1,490         1,490
Additional paid-in capital .................      943,916       943,916
Accumulated deficit ........................   (1,012,317)   (1,012,117)
                                               ----------    ----------
Total shareholders' deficiency .............      (66,911)      (66,711)
                                               ----------    ----------

                                                        1             1
                                               ==========    ==========






The  accompanying notes are an integral part of the financial statements.

                                               HIDENET SECURE ARCHITECTURES INC.
                                              (Formerly: Savin Electronics Inc.)
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                                                                 In U.S. dollars




                                      Three months ended    Six months ended
                                           June 30,              June 30,
                                    -------------------    -----------------
                                        1999      1998       1999       1998
                                    ---------   -------    -------    -------
                                                       Unaudited
                                    -------------------------------------------

Cost and expenses:
  General and administrative ....        200       --          200      2,415
                                    --------   --------   --------   --------

Net loss ........................        200       --          200      2,415
                                    ========   ========   ========   ========

Basic and diluted net ...........       --         --         --         0.07
loss per share ..................   ========   ========   ========    =======

Weighted average number
of shares outstanding ...........     59,600     32,600     59,600     32,600
                                    ========   ========   ========   ========






The  accompanying notes are an integral part of the financial statements.

                                               HIDENET SECURE ARCHITECTURES INC.
                                              (Formerly: Savin Electronics Inc.)
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                                                                 In U.S. dollars





                                                       Six months ended
                                                            June 30,
                                                   ----------------------
                                                     1999          1998
                                                          Unaudited

Cash flows from operating activities:
Net loss .......................................     (200)       (2,415)
Adjustments to reconcile loss to net cash
used in operating activities:
 Increase in accounts payable and accrued ......      200         2,415
 liabilities                                       ------        ------

Net cash used in operating activities ..........     --            --
                                                   ------        ------

Change in cash and cash equivalents ............     --            --
Cash and cash equivalents at the beginning .....     --            --
of the period                                      ------        ------

Cash and cash equivalents at the end of the ....     --            --
period                                             =========     ========







The accompanying notes are an integral part of the financial statements.

                                               HIDENET SECURE ARCHITECTURES INC.
                                              (Formerly: Savin Electronics Inc.)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                                                 In U.S. dollars

     NOTE 1:-   GENERAL

          Basis of Presentation

          The accompanying unaudited financial statements have been prepared by Hidenet Secure Architectures Inc. in accordance with the rules and regulations of the Securities and Exchange Commission. These accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results of future operations.

          Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, is not required for interim reporting purposes and, has accordingly been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's report, filed on Form 10-KSB for the year ended December 31, 1998.


     NOTE 2:-   INVESTMENT AGREEMENT

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

                                            HIDENET   SECURE  ARCHITECTURES INC.
                                              (Formerly: Savin Electronics Inc.)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                                              In    U.S. dollars


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

                   Form 8-K with date of report June 11, 1999
                   Form 8-K with date of report June 29, 1999
                   Form 10-KSB for calendar year ended December 31,1997 Form 10-KSB for calendar year ended December 31, 1998 Form 10-QSB for the quarter ended March 31, 1999

               Each of the above referenced reports were basically prepared at or around the same time and forwarded for filing purposes on or about the same date.

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

     Year 2000 Compliance

               The "Year 2000 problem" describes the world- wide concern that certain computer applications, which use two digits rather than four to represent dates, will interpret the year 2000 as the year 1900 and malfunction on January 1, 2000 or thereafter. Since the Company has no operations, the year 2000 problem does not pertain to the Company. The Company will ensure that its products, and any products of material significance to the Company, will function normally after the year 2000.

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

     Item 2. Changes in Securities.


          See Current Report on Form 8-K with date of report as of June 11, 1999 regarding the Issuance of 3,000,000 unregistered shares of common stock to Uriel Ginzburg, Jonathan Levin and John Federman (the "Inventors") and the issuance to Ryre Investment Group ("RIG") of 1,000,000 unregistered shares.

     Item 3. Defaults upon Senior Securities.

          None.

     Item 4. Submission of Matters to a Vote of Security-Holders.

               During the quarter ended June 30, 1999, the stockholders holding a majority of the issued and outstanding capital stock of the Company authorized a change in the name of the Company to "Hidenet Secure Architectures, Inc."

     Item 5. Other information.

          None.

     Item 6. Exhibits and reports on Form 8-K

               (a) Exhibits

                    27.1 Financial Data Schedule.

               (b) Reports on Form 8-K

                    The Company filed two Current Reports on Form 8-K with the Securities and Exchange Commission on June 11, 1999 (the "June 11th Form 8-K") and on June 29, 1999 (the "June 29th Form 8-K"). The June 11th Form 8-K described the agreement among the Company, RIG and the Investors. The June 29th Form 8-K disclosed the change of the name of the Company.

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





      /s/Ron Fussman       President, Secretary and     Dated: November
---------------------      a Director                   4, 1999
     Ron Fussman



      /s/Avrum Savran      Chairman of the Board of     Dated: November
---------------------      Directors and                4, 1999
     Avrum Savran          Treasurer