Form 10QSB
period 1999-08-30
HIDENET SECURE ARCHITECTURES INC
filed 2000-03-28
CIK 1015979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

                         Commission file number 33-36670

                         HIDENET SECURE ARCHITECTURES, INC.
                  (Exact name of registrant as specified in its charter)

                  New Jersey                           22-3061278
      (State or other jurisdiction of                   (I.R.S.
       incorporation or organization)         Employer Identification No.)


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

Common Stock, $.025 par value, 4,639,600 shares outstanding as of March 15, 2000

Traditional Small Business Disclosure Format (check one):     [X] Yes  [_] No

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

          Item 3.  Defaults upon Senior Securities

          Item 4.  Submission of Matters to a Vote of Security-Holders

          Item 5.  Other information

          Item 6.  Exhibits and Reports on Form 8-K

                                                                DRAFT: 22/3/00




                        HIDENET SECURE ARCHITECTURES INC.

                       (FORMERLY: SAVIN ELECTRONICS INC.)


                          INTERIM FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 1999


                                 IN U.S. DOLLARS


                                    UNAUDITED




                                      INDEX




                                                                           Page


Consolidated Balance Sheets                                                  2

Consolidated Statements of Operations                                        3

Consolidated Statements of Cash Flows                                      4 - 5

Notes to Consolidated Financial Statements                                 6 - 7





                                 - - - - - - - -



                                             HIDENET SECURE ARCHITECTURES INC.
                                           (Formerly:  Savin Electronics Inc.)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
In U.S. dollars

                                                          September      December 31,
                                                             30,
                                                             1999            1998
                                                         -------------   -------------
                                                          Unaudited        Audited
                                                         -------------   -------------
  ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                    54,797               -
Prepaid Expenses                                            194,113               -
                                                         -------------   -------------

Total current assets                                        248,910               -
                                                         -------------   -------------

INVESTMENT IN A SUBSIDIARY                                        1               1
                                                         -------------   -------------

FIXED ASSETS:
 Cost                                                        30,072               -
 Less - accumulated depreciation                                376               -
                                                         -------------   -------------

                                                             29,696               -
                                                         -------------   -------------

OTHER ASSETS                                                110,000               -
                                                         -------------   -------------

                                                            388,607               1
                                                         =============   =============
  LIABILITIES AND SHAREHOLDERS' EQUITY
   (DEFICIENCY)
CURRENT LIABILITIES:
 Short-term bank credit                                       3,684               -
 Accounts payable and accrued liabilities                   104,956          58,877
 Loan payable - related parties                              93,035           7,835
                                                         -------------   -------------

Total current liabilities                                   201,675          66,712
                                                         -------------   -------------

SHAREHOLDERS' EQUITY (DEFICIENCY):
Common stock - $ 0.025 par value:
Additional paid-in capital                                1,230,166         943,916
Accumulated deficit                                      (1,144,724)     (1,012,117)
                                                         -------------   -------------

Total shareholders' equity (deficiency)                     186,932         (66,711)
                                                         -------------   -------------

                                                            388,607               1
                                                         =============   =============


The accompanying notes are an integral part of the consolidated financial statements.



                                             HIDENET SECURE ARCHITECTURES INC.
                                           (Formerly:  Savin Electronics Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------
In U.S. dollars


                                   Three months ended          Nine months ended
                                     September 30,               September 30,
                                -------------------------   -------------------------
                                   1999          1998          1999         1998
                                ------------  -----------   -----------  ------------
                                                     Unaudited
                                -----------------------------------------------------
Cost and expenses:
 Research and development,          23,346            -         23,346            -
 General and administrative        108,740            -        108,940        2,415
 Financial expenses                    321            -            321            -
                                ------------  -----------   -----------  ------------

Net loss                           132,407            -        132,607        2,415
                                ============  ===========   ===========  ============

Basic and diluted net loss             0.03           -           0.03          0.07
per share
                                ============  ===========   ===========  ============

Weighted average number of
 shares outstanding              4,059,600       32,600      4,059,600       32,600
                                ============  ===========   ===========  ============




The accompanying notes are an integral part of the consolidated financial statements.

                                             HIDENET SECURE ARCHITECTURES INC.
                                           (Formerly:  Savin Electronics Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------
In U.S. dollars


                                                              Nine months ended
                                                                September 30,
                                                         ----------------------------
                                                             1999           1998
                                                         -------------  -------------
                                                                       Unaudited
                                                         ----------------------------
Cash flows from operating activities:
Net loss                                                   (132,607)        (2,415)
Adjustments to reconcile loss to net cash provided by       142,542          2,415
 operating activities:
                                                         -------------  -------------

Net cash provided by operating activities                     9,935              -
                                                         -------------  -------------

Cash flows from investing activities:
Purchase of fixed assets                                    (30,072)             -
                                                         -------------  -------------

Net cash used in investing activities                       (30,072)             -
                                                         -------------  -------------

Cash flows from financing activities:
Changes in short-term credit, net                             3,684              -
Proceeds from issuance of common shares, net                 71,250              -
                                                         -------------  -------------

Net cash provided by financing activities                    74,934              -
                                                         -------------  -------------

Increase in cash and cash equivalents                        54,797              -
Cash and cash equivalents at the beginning of the                 -              -
period
                                                         -------------  -------------

Cash and cash equivalents at the end of the period           54,797              -
                                                         =============  =============

Non-cash transactions:
---------------------
Issuance of shares                                          300,000
Receivables                                                (180,000)
Other assets                                               (120,000)
                                                         -------------  -------------

                                                                  -
                                                         =============  =============




The accompanying notes are an integral part of the consolidated financial statements.

                                             HIDENET SECURE ARCHITECTURES INC.
                                           (Formerly:  Savin Electronics Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------
In U.S. dollars


                                                              Nine months ended
                                                                September 30,
                                                         ----------------------------
                                                             1999           1998
                                                         -------------  -------------
                                                                       Unaudited
                                                         ----------------------------

Adjustments to reconcile loss to net cash provided by
-----------------------------------------------------

  Income and expenses not involving cash flows:
   Compensation in respect of option granted to              15,000              -
   Depreciation                                              10,376              -

  Changes in operating asset and liability items:
   Increase in receivables                                  (14,113)             -
   Increase in accounts payable and accrued                  46,079          2,415
   Increase in loan payable - related parties                85,200              -
                                                         -------------  -------------

                                                            142,542          2,415
                                                         =============  =============




The accompanying notes are an integral part of the consolidated financial statements.

                                             HIDENET SECURE ARCHITECTURES INC.
                                           (Formerly:  Savin Electronics Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars


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


NOTE 2:-  INVESTMENT AGREEMENT



               In June 1999, the Company entered into an investment agreement with several investors ("Investors") and a placement agent ("the Agent"). Pursuant to the agreement, the Investors assigned to the Company all of their rights, titles and interest in proprietary technology in the field of network data security, and consulting services in exchange for the allocation of 3,000,000 of the Company's shares. In addition, the Agent will act as the exclusive financial consultant to raise capital in the aggregate of $ 600,000, in two stages:

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

          In addition, the Agent will receive options to purchase 500,000 Ordinary shares of the Company, at an exercise price of $ 0.125 per share. The options are exercisable within three years from the completion date of Stage A.

                                             HIDENET SECURE ARCHITECTURES INC.
                                           (Formerly:  Savin Electronics Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars


          The agreement also states that the Company will establish a subsidiary in Israel. The subsidiary will engage in research and development. The Company will assign and transfer to the subsidiary all of its intellectual property and all funds raised by Stage A of investment, net of the cost of registration of the shares (The subsidiary was established in July 1999).

          In connection with acting as a consultant to the subsidiary, the Agent is entitled to 7% of the gross proceeds of any investment made in the subsidiary, and Ordinary shares of the subsidiary, representing 7% of the gross proceeds of an investment made in the subsidiary.




                                    - - - - - - - -

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

     The Company has never had any revenues since its inception. The Company's wholly-owned subsidiary, Hidenet Secure Architectures Ltd., an Israeli corporation, is still in the development stage of a marketable product in the field of network data security. Said subsidiary is working on a compact, comprehensive and easy-to-use security software for personal and corporate markets, specializing in privacy and anonymity among Internet and Intranet users. The Company has no current operations, and even if the products it is developing in the networks data security field are brought to market, there is no likelihood that the sales of the Company's products will be sufficient to cover the costs and expenses of the Company's operations. The Company estimates that sales of its products will commence in the third quarter of 2000, but there is no assurance that its products will be ready for market at such time. In addition, the failure by the Company to locate additional funding raises doubts about its ability to continue as a going concern.

     On December 28, 1999 IBDH, LLC, a Delaware limited liability company, purchased all the shares of the Company owned by Jonathan Levin, Uriel Ginsburg and John Federman. These shares were initially issued by the Company in connection with the acquisition by the Company of the right, title and interest in the proprietary technology in the field of network data security owned by said individuals. IBDH, LLC is owned 80% by Ron Fussman, the President, Secretary and a director of the Company, and 20% by Uriel Ginsburg. Through his beneficial ownership of IBDH, LLC, Mr. Fussman owns 62.5% of the Company.

     In November, 1999, investors invested $50,000 to the Company in exchange for 80,000 shares of common stock. In connection therewith, the Company issued to Royce Investment Group ("RIG") an additional 80,000 shares of common stock. In addition, the warrant issued to RIG to purchase 500,000 shares of common stock at $0.125 was exercised by RIG in January 2000. RIG is owned by Mr. Fussman. See the Form 8-K with date of report June 11, 1999 for a more detailed description of the agreement with RIG and the Company and the transactions contemplated thereby.

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

          None.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HIDENET SECURE ARCHITECTURES, INC.


                                    By
                                          --------------------------------
                                          Ron Fussman, President


Date: March __, 2000


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                         President, Secretary and a        Dated: March __, 2000
      Ron Fussman        Director




                         Chairman of the Board of          Dated: March __, 2000
      Avrum Savran       Directors and
                         Treasurer