Form 10KSB
period 1999-12-31
HIDENET SECURE ARCHITECTURES INC
filed 2000-07-20
CIK 1015979

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the fiscal year ended December 31, 1999

                                       OR

     [_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          for the transition period from __________ to ___________.

                        Commission File Number: 33-36670

                      HIDENET SECURE ARCHITECTURES, INC.
                      ------- ------ -------------- ----
                (Name of Small Business Issuer in Its Charter)

                  New Jersey                        59-3453151
    (State or Other Jurisdiction of               (IRS Employer
    Incorporation or Organization)               Identification No.)


       103 Medinat Hayehudim Street, P.O.B. 837, Herzliya Israel 46733
       --- ------- --------- ------- ------ ---- -------- ------ -----
                   (Address of Principal Executive Offices)

    Registrant's telephone number, including area code: 011-972-9-957-9795

       Securities Registered Pursuant to Section 12(b) of the Act: None

         Securities Registered Pursuant to Section 12(g) of the Act:


                                            Name of Each Exchange on which
          Title of Each Class:                       Registered:
          ----- -- ---- -----                        ----------

                 None                                    None

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [_] No [X]

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

      The issuer's revenues for its most recent fiscal year were $ 0.

      The aggregate value of the voting stock of the registrant held by non-affiliates of the registrant as of March 2000, was $7,788,100, based on $4.75 per share, which was the last price of the stock when the shares were de-listed in March 2000. Therefore, it is difficult if not impossible to accurately arrive at a completely realistic value of the stock of the registrant in view of the fact that there is no current market.

      As of June 15, 2000, 5,154,553 shares of the registrant's common stock, par value $.025 per share, were outstanding.

      Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

      Not  Applicable  _ See,  however,  Part  I,  Item 1 and  Note  1(b) to the
Company's audited financial statements with respect to its wholly owned subsidiary being placed in receivership in August 1997.

      Transitional Small Business Disclosure Format Yes [_] No [X]

ITEM 1.           DESCRIPTION OF BUSINESS



HISTORY

      Savin Electronics Inc. (the "Company") is a company incorporated in the State of New Jersey in August, 1990. The Company recently decided to enter the field of network data security and it is currently developing products in such area (see Item 6 "Management's Plan of Operation" below). On June 29, 1999, the Company changed its name to "Hidenet Secure Architectures, Inc." to reflect the Company's current business plans.

      The Company filed a Self-Underwritten Registration Statement on Form 18, which Registration Statement was declared effective on November 1, 1991 and the offering described therein closed in January of 1992. From the conclusion of its aforesaid public offering of securities through April of 1996 the Company had been pursuing its stated business activities seeking to acquire business(es); its public offering having been a "blind pool/blank check" offering. The Company had basically been inactive since "going public" until the closing in April 1996 of its initial acquisition. The Company acquired as a result of such acquisition, Savin Electronics, Ltd., an Israeli corporation ("Savin Israel"), which was engaged in the development, manufacture and marketing of electronic power supply products for computers and other electronic systems. Savin Israel incurred losses in excess of $1,200,000 as at December 31, 1996. Additionally, as at December 31, 1996, Savin Israel's current liabilities exceeded its current assets by approximately $2,100,000 and it had a shareholders' deficiency of approximately $1,300,000. Savin Israel was placed in receivership in August 1997 and remains in the process of being liquidated for the benefit of creditors.

      The Company has not had any revenues from operations from its inception through December 31, 1999.

      The Company, formerly known as Savin Electronics Inc., decided to enter the field of network data security, and in connection therewith entered into an agreement on June 11, 1999 (the "Agreement") with Uriel Ginsberg, Jonatan Levin and John Federman (collectively, the "Inventors") and Royce Investment Group ("RIG") pursuant to which the Company issued to Ginsberg, Levin and Federman, 600,000, 600,000 and 1,800,000 shares, respectively of its common stock, par value $.025 per share ("Common Stock"). In consideration for the issuance of an aggregate of 3,000,000 shares of Common Stock, the Inventors delivered to the Company all right, title and interest owned by each of the Inventors in the proprietary products in the field of Internet protocol network and data encryption and related property (collectively the "Intellectual Property"). As a result of the issuance, the Inventors collectively held 73.9% of the issued and outstanding capital stock of the Company.

      Upon consummation of the Agreement, in July 1999 the Company established a research and development subsidiary, Hidenet Secure Architectures Ltd. (the "Subsidiary"), in Israel and all the Intellectual Property was transferred to the Subsidiary. Federman became a consultant and Ginsberg and Levin became full time employees of the Subsidiary.

      RIG was retained to act as a financial consultant to the Company to sell up to $600,000 worth of shares of Common Stock for the Company. Upon the sale of each installment of $50,000, RIG was entitled to 80,000 shares of Common Stock, up to a maximum of 1,800,000 shares, and was issued a total of 1,500,000 shares in connection with its services to the Company. Currently, RIG owns no shares of Common Stock.

      In November 1999, investors invested $50,000 in the Company in exchange for 80,000 shares of Common Stock. In connection therewith, the Company issued to RIG an additional 80,000 shares of Common Stock (which were subsequently sold by RIG). In addition, the Company is to pay RIG $75,000 for performing consultancy services to the Company. Said amount is payable upon the closing of an offering of 1,000,000 shares of Common Stock. In addition, the Company shall pay RIG a finder's fees equal to 10% of the gross proceeds of any investment made by an investor introduced by RIG and a non-accountable expense allowance of $10,000 in connection with the private placement. RIG also received a warrant, exercisable for three years from July 1999, to purchase up to 500,000 shares of Common Stock at an exercise price of $0.125 per share (the "Warrant"). The Warrant has been exercised, and the shares are not currently owned by RIG.

      The Company agreed not to execute any financing agreement or engage in any offering of securities of the Company for a twelve-month period following such period. RIG has a right of first refusal on any Regulation S, Regulation D or
Section 4(2) offerings proposed to be effected by the Company.

      The net proceeds of first phase of the offering are to be transferred to Subsidiary. In connection with acting as a consultant to the Subsidiary, RIG is entitled to 7% of the gross proceeds of any investment made into the Subsidiary and common shares of the Subsidiary representing 7% of the gross proceeds of an investment made in the Subsidiary.

      On December 28, 1999, IBDH, LLC, a Delaware limited liability company ("IBDH"), purchased all of the shares of the Company owned by the Inventors. These shares were initially issued by the Company in connection with the acquisition by the Company of the right, title and interest in the proprietary technology in the field of network data security owned by the Inventors. IBDH is 80% owned by Ron Fussman, the President, Secretary and a director of the Company and 20% by Uriel Ginsberg.

      NetworkPrivacy. Com, Inc., a Delaware corporation, was formed as a wholly-owned subsidiary of the Company ("NPI") on January 7, 2000 to assume all of the business currently transacted by the Subsidiary. The Subsidiary assigned all of its right, title and interest in the intellectual property and certain equipment to NPI in consideration for $325,000. Said amount is payable by NPI upon the earlier of the completion of a private placement by NPI or April 1, 2002. In addition, NPI must pay the Subsidiary royalties equal to 1% of sale proceeds received by NPI until April 1, 2002. Upon the investment made by the Investor described below, NPI paid the Subsidiary $325,000, which was subsequently paid to the Company.

NP PARTNERS, LLC INVESTMENT

      On April 13, 2000, NP Partners, LLC, a New York limited liability company (the "Investor"), entered into a Stock and Option Purchase Agreement (the "Purchase Agreement") with the Company and NPI pursuant to which the Investor purchased 80,000 shares of Series A Convertible Preferred Shares of NPI ("Series A Shares") for $1,000,000, and had the right to purchase up to an additional 80,000 Series A Shares for an additional $1,000,000 investment within 30 days from April 14, 2000. The Company granted the Investor an option (the "Option") to exchange the Series A Shares for (i) 873,336 shares of the Common Stock if the Investor exercises its option and invests $2,000,000 in NPI, (ii) 436,668 shares of the Common Stock if the Investor invests $1,000,000 and (iii) an appropriately pro rata number of shares of Common Stock if the Investor invests a portion of $1,000,000 in NPI. In connection with the transaction, Mark S. Hauser was nominated by the Investor to become a director of both the Company and NPI, and the Investor has the right to maintain a director on the Board of Directors of both the Company and NPI so long as the Investor holds at least 75% of the aggregate of the Series A Shares purchased pursuant to the Purchase Agreement and the shares exercisable upon exercise of the option granted by the Company. The Investor was also granted 62,053 shares of Common Stock; at the option of the Investor, such shares are exchangeable for shares in NPI.

      The Investor was also granted demand registration rights and piggyback registration rights on the securities of both the Company and NPI and co-sale rights and preemptive rights with respect to future issuances of securities by either the Company or NPI. In addition, the Investor has a right of first refusal on transfers of shares of the Company's Common Stock in excess of 300,000 each 6-month period effectuated by IBDH, the majority stockholder of the Company.

      The Board of Directors of the Company approved the increase of the size of the Board of Directors of the Company to five, and such vacancies were filled by Robert Friedman and Uriel Ginsburg. Each of the directors of the Company (Messrs. Fussman, Savran, Friedman and Ginsburg) was subsequently granted 62,053 shares.

      For terms and conditions of the Purchase Agreement, the Stock Option Agreement and the Investor Rights Agreement, reference is made to such documents attached as Exhibits 10.1, 10.2 and 10.3 to the Current Report on Form 8-K filed by the Company dated April 14, 2000. All statements made herein concerning the foregoing agreements are qualified in their entirety by reference to such Exhibits.

      The Purchase Agreement was amended on May 19, 2000 to extend the time that the Investor can purchase additional shares of Series A Shares until July 1, 2000. In connection with said amendment, the Investor purchased an additional 32,000 shares of Series A Shares, and the option to exchange the Series A Shares for common shares of the Company was increased to 174,669 shares. For the terms and conditions of the amendment to the Purchase Agreement, reference is made to such document attached hereto as Exhibit 10.8. All statements made herein concerning the foregoing agreement is qualified in its entirety by reference to such Exhibit.

      On June 12, 2000, the Investor purchased an additional 10,000 shares of Series A Shares, and the option to exchange the Series A Shares for Common Stock was increased to 229,253 shares.

EMPLOYEES

      As of calendar year ended December 31, 1999 the Company did not have any employees; currently the Company employs 9 individuals on a full-time basis. Pursuant to the terms of the Employment Agreement between the Subsidiary and Robert Friedman, Mr. Friedman shall be the Chief Executive Officer of the Subsidiary until October 31, 2003 at an annual salary of $150,000. Mr. Friedman is entitled to an aggregate amount of 15% of the equity of the Company, or 818,753 shares of common stock, during the term of his employment. For the terms and conditions of the Employment Agreement, reference is made to such document attached hereto as Exhibit 10.8. Mr. Friedman is also the Chief Executive Officer of NPI.


ITEM 2.           DESCRIPTION OF PROPERTY

      The Company maintains a business address care of Subsidiary at 103 Medinat Hayehudim Street, Herzliya, Israel 46733. Such offices are maintained pursuant to a two-year lease at a cost of approximately $4,640 per month. The lease is renewable at the option of the Company at a 10% annual increase above the current rent. NPI leases approximately 660 square feet of space in New York City at a base monthly rental of $1,850 pursuant to lease which expires in June 2002.

 ITEM 3.           LEGAL PROCEEDINGS

      The Company's wholly owned subsidiary, Savin Israel, was placed in receivership in August of 1997. The Company is not presently a party to any other material litigation nor, to the knowledge of management, is any material litigation threatened.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock was traded on the over-the-counter bulletin board (OTCBB) until March, 2000. The following table sets forth, for the periods indicated, the high and low bid prices for a share of the Common Stock for the first fiscal quarter of 2000 and each fiscal quarter during the prior two fiscal years. All prices indicated below are as reported to the Company by broker-dealer(s) making a market in its securities in the National Quotation Data Service ("pink sheets") and/or in the OTCBB (the latter under the symbol SVPS until July 1999 when in connection with the Company's name change, the Company changed its trading symbol to HIDE). The aforesaid securities were not traded or quoted on any automated quotation system (other than as may be indicated herein). The over-the-counter market quotes indicated below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                    High           Low
    Fiscal Year Ended December 31, 1998
        First Quarter........................      $  .40        $  .10
        Second Quarter.......................      $  .10        $  .10
        Third Quarter........................      $  .10        $  .10
        Fourth Quarter.......................       $2.50         $2.50

    Fiscal Year Ended December 31, 1999
        First Quarter........................       $3.87         $1.90
        Second Quarter.......................       $3.87         $3.87
        Third Quarter........................       $3.87         $2.00
        Fourth Quarter.......................       $5.00         $1.13

    First Fiscal Quarter of 2000.............       $5.25         $2.00
    Second Fiscal Quarter of 2000 (through March 14)              $5.25 $3.00

    As of April 4, 2000, there were approximately 59 stockholders of record as indicated on the transfer agent's list of stockholders.

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

      The Company currently intends to develop and market products in the field of network data security through NPI. The Company and NPI are still in the development stage of a marketable product in the field of network data security. The Company has no current operations, and even if the products it is developing in the networks data security field are brought to market, there is no likelihood that the sales of the Company's products will be sufficient to cover the costs and expenses of the Company's operations. The Company estimates that sales of its products will commence in the third quarter of 2000, but there is no assurance that its products will be ready for market at such time. The Company will attempt to obtain equity financing. Failure to locate funding for the Company raises doubts about its ability to continue as a going concern.

      The Company currently has no significant business operations and (as heretofore indicated) its wholly owned subsidiary Savin Israel is being liquidated for the benefit of creditors.

ITEM 7.           FINANCIAL STATEMENTS

      The financial statements of the Company, including the notes thereto, together with the report thereon by Kost Forer & Gabbay, a member of Ernst & Young International are presented beginning at page F-1.

                        HIDENET SECURE ARCHITECTURES INC.

                      (A COMPANY IN THE DEVELOPMENT STAGE)

                        CONSOLIDATED FINANCIAL STATEMENTS


                             AS OF DECEMBER 31, 1999


                                 IN U.S. DOLLARS






                                      INDEX




                                                                       Page
                                                                    -----------

Report of Independent Auditors                                         F2

Consolidated Balance Sheet                                             F3

Consolidated Statements of Operations                                  F4

Statements of Changes in Shareholders' Deficiency                      F5

Consolidated Statements of Cash Flows                                  F6

Notes to Consolidated Financial Statements                           F7 - F16




                                 - - - - - - - -

[OBJECT OMITTED]ERNST & YOUNG


|X|     Kost Forer & Gabbay
        3 Aminadav St.
        Tel-Aviv 61575, Israel

|X|     Phone: 972-3-6232525
        Fax:  972-3-5622555







                         REPORT OF INDEPENDENT AUDITORS

                             To the Shareholders of

                        HIDENET SECURE ARCHITECTURES INC.


     We have audited the accompanying consolidated balance sheet of Hidenet Secure Architectures Inc. and its subsidiary (a company in the development stage) as of December 31, 1999 and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for each of the two years in the period ended December 31, 1999 and for the period from August 23, 1990 (inception) until December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hidenet Secure Architectures Inc. and its subsidiary as of December 31, 1999 and the results of their consolidated operations and cash flows for each of the two years in the period ended December 31, 1999 and for the period from August 23, 1990 (inception) until December 31, 1999 in conformity with accounting principles generally accepted in the United States.





Tel-Aviv, Israel                                             KOST FORER & GABBAY
May 17, 2000                                           A Member of Ernst & Young
                                                                   International

                                               HIDENET SECURE ARCHITECTURES INC.
                                            (A Company in the development stage)

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
In U.S. dollars


                                                                    December 31,
                                                                        1999
                                                                   -------------
     ASSETS

CURRENT ASSETS:
Cash and cash equivalents .....................................          4,360
Accounts receivable and prepaid expenses (Note 3) .............         43,888
                                                                    ----------

Total current assets ..........................................         48,248
                                                                    ----------

PROPERTY AND EQUIPMENT, NET (Note 4) ..........................         38,846
                                                                    ----------

OTHER ASSETS, NET (Note 5) ....................................        100,000
                                                                    ----------

                                                                       187,094
                                                                    ==========
     LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities (Note 6) .............        116,178
Related parties (Note 10) .....................................         85,000
Loan received from officer (Note 7) ...........................          3,352
                                                                    ----------

Total current liabilities .....................................        204,530
                                                                    ----------

COMMITMENTS (Note 11)

SHAREHOLDERS' DEFICIENCY:
Common shares - $ 0.025 par value (Note 8):
Authorized: 15,000,000 shares as of December 31, 1999 and 1998
Issued and outstanding: 59,600 stock and 4,139,600 shares as of
   December 31, 1998 and 1999, respectively ...................        103,490
Additional paid-in capital ....................................      1,278,166
Accumulated deficit ...........................................     (1,399,092)
                                                                    ----------

Total shareholders' deficiency ................................        (17,436)
                                                                    ----------

                                                                       187,094
                                                                    ==========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
In U.S. dollars


                                                                                       Period from
                                                                                       August 23,
                                                                                          1990
                                                           Year ended                  (inception)
                                                          December 31,                   through
                                                                                      December 31,
                                               -----------------------------------
                                                    1999               1998               1999
                                               ----------------   ----------------   ----------------
Operating costs and expenses:
   Research and development ................        75,041               --               75,041
   Marketing ...............................        25,000               --               25,000
   General and administrative ..............       286,034             23,250            438,673
   Write down of investment in subsidiary ..           --                 --              859,478
                                                 ---------          ---------          ---------

Operating loss .............................       386,075             23,250          1,398,192
Financial expenses, net ....................           900               --                  900
                                                 ---------          ---------          ---------

Net loss ...................................       386,975             23,250          1,399,092
                                                 =========          =========          =========

Basic and diluted net loss per share .......          0.19               0.67                  6
                                                 =========          =========          =========

Weighted average number of shares
   used in  computing  basic and diluted net
loss .......................................     2,072,933             34,850            233,276
   per share
                                                 =========          =========          =========




                 The accompanying notes are an integral part of
                      the consolidated financialstatements.

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY
--------------------------------------------------------------------------------
In U.S. dollars


                                                                   Additional                        Total
                                           Common stock             paid-in       Accumulated     shareholders'
                                    -----------------------
                                       Stock         Amount         capital         deficit        deficiency
                                    ----------     ----------      ----------      ----------      ----------
Balance as of August 23, 1990 .           --             --              --              --              --

  Issuance of shares, net .....          1,820          1,820          14,857            --            16,677
  Net loss ....................           --             --              --           (16,915)           --
                                    ----------     ----------      ----------      ----------      ----------

Balance as of April 1, 1992 ...          1,820          1,820          14,857         (16,915)           (238)

Additional Paid-In Capital ....           --
Acquired ......................           --             --             9,000            --             9,000
  Through Services Provided
Without
  Cost
Net Loss ......................           --             --              --           (11,227)        (11,227)
                                    ----------     ----------      ----------      ----------      ----------

Balance as of April 1, 1993 ...          1,820          1,820          23,857         (28,142)         (2,465)

Additional Paid-In Capital
Acquired ......................           --             --             9,000            --             9,000
  Through Services Provided
Without Cost
Net Loss ......................           --             --              --           (12,020)        (12,020)
                                    ----------     ----------      ----------      ----------      ----------

Balance as of April 1, 1994 ...          1,820          1,820          32,857         (40,162)         (5,485)

Additional Paid-In Capital
Acquired Through Services .....           --             --             9,000            --             9,000
Provided Without Cost
Net Loss ......................           --             --              --            (9,681)         (9,681)
                                    ----------     ----------      ----------      ----------      ----------

Balance as of April 1, 1995 ...          1,820          1,820          41,857         (49,834)         (6,166)

Additional Paid-In Capital
Acquired ......................           --             --             9,000            --             9,000
  Through Services Provided
Without Cost
Net Loss ......................           --             --              --            (8,434)         (8,434)
                                    ----------     ----------      ----------      ----------      ----------

Balance as of April 1, 1996 ...          1,820          1,820          50,857         (58,277)         (5,600)

Adjustment from change of par
value to ......................           --           (1,775)          1,775            --              --
  $ 0.025 per share
Shares issued to acquire ......         24,600            615            --              --               615
foreign subsidiary
Net proceeds from private
placement of ..................          6,180            155         871,959            --           872,114
  shares
Net loss ......................           --             --              --          (918,103)       (918,103)
                                    ----------     ----------      ----------      ----------      ----------

Balance as of December 31, 1996         32,600            815         924,591        (976,380)        (50,974)

Net Loss ......................           --             --              --           (12,487)        (12,487)
                                    ----------     ----------      ----------      ----------      ----------

Balance as of January 1, 1998 .         32,600            815         924,591        (988,867)        (63,461)

Issuance of shares, net .......         27,000            675          19,325            --            20,000
           Net loss ...........           --             --              --           (23,250)        (23,250)
                                    ----------     ----------      ----------      ----------      ----------

Balance as of December 31, 1998         59,600          1,490         943,916      (1,012,117)        (66,711)

Issuance of common shares in
respect of ....................      1,800,000         45,000         135,000            --           180,000
  services
Issuance of warrants in respect
of  consulting services .......           --             --            15,000            --            15,000
Issuance of common shares in
respect of ....................      1,200,000         30,000          90,000            --           120,000
  purchasing know-how
Issuance of common stock, net .      1,080,000         27,000          94,250            --           241,250
Net loss ......................           --             --          (386,975)       (386,975)
                                    ----------     ----------      ----------      ----------      ----------

Balance as of December 31, 1999      4,139,600        103,490       1,278,166      (1,399,092)        (17,436)
                                    ==========     ==========      ==========      ==========      ==========


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
In U.S. dollars

                                                                                        Period from
                                                                                        August 23,
                                                                                           1990
                                                                Year ended              (inception)
                                                               December 31,               through
                                                                                       December 31,
                                                       -----------------------------
                                                           1999           1998             1999
                                                       -------------  --------------  ----------------

Cash flows from operating activities:
Net loss ...........................................       (386,975)        (23,250)     (1,399,092)
Adjustments  to reconcile  net loss to net cash used
in
   operating activities:

Officer salary and rent without cost ...............           --              --            41,930
Write-down of investment in subsidiary .............           --              --           859,478
Consulting services expenses .......................        195,000            --           195,000
Depreciation and amortization ......................         22,480            --            22,941
Increase in accounts receivable and prepaid expenses        (43,888)           --           (44,388)
Increase in accounts payable and accrued liabilities         57,302           2,415         116,218
Increase in payables to related parties ............         85,000            --            85,000
                                                         ----------      ----------      ----------

Net cash used in operating activities ..............        (71,081)        (20,835)       (122,913)
                                                         ----------      ----------      ----------

Cash flows from investing activities:
Purchase of fixed assets ...........................        (41,326)           --           (41,326)
Advance to foreign subsidiary ......................           --              --          (858,864)
                                                         ----------      ----------      ----------

Net cash used in investing activities ..............        (41,326)           --          (900,190)
                                                         ----------      ----------      ----------

Cash flows from financing activities:
Proceeds from issuance of common stock, net ........        121,250          20,000       1,015,111
Loan received from officer .........................            200             835          17,035
Payments of loan received from officer .............         (4,683)           --            (4,683)
                                                         ----------      ----------      ----------

Net cash provided by financing activities ..........        116,767          20,835       1,027,463
                                                         ----------      ----------      ----------

Increase in cash and cash equivalents ..............          4,360            --             4,360
Cash and cash  equivalents  at the  beginning of the           --              --              --
period
                                                         ----------      ----------      ----------

Cash and cash equivalents at the end of the period .          4,360            --             4,360
                                                         ==========      ==========      ==========

Non-cash investing and financing activities:
Issuance of common stock to acquire know-how .......        120,000            --           120,000
                                                         ==========      ==========      ==========
Common stock issued to acquire a foreign subsidiary            --              --               615
                                                         ==========      ==========      ==========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                               HIDENET SECURE ARCHITECTURES INC.
                                            (A Company in the development stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars


NOTE 1:-    GENERAL

        a. Hidenet Secure Architectures Inc. ("the Company"), formerly known as Savin Electronics Inc.

        b. The Company was incorporated in the State of New Jersey in August, 1990. The Company recently decided to enter the field of network data security and it is currently developing products in such area.

        c. The subsidiary is devoting substantially all of its efforts towards conducting research and development. The Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company has not generated any significant revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company's deficit accumulated during the development stage aggregated to $ 1,399,092 through December 31, 1999. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

                The Company plans to continue to finance its operations with a combination of raising cash through an offering or by financial support from its shareholders and, in the longer term, by generating revenues from product sales. There is no assurance, however, that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its planned products.

                In June 1999, the Company entered into an investment agreement, as described in Note 9, (See also Note 13).

        d. Hidenet Secure Architectures Ltd. was incorporated in June 1999, as a wholly-owned subsidiary of the Company. (See Note 9).

NOTE 2:-    SIGNIFICANT ACCOUNTING POLICIES

        a. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in United States.

        b.      Use of estimates:

                The preparation of the financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        c.      Financial statements in U.S. dollars:

                A substantial portion of the subsidiary's costs are incurred in dollars. Accordingly, the subsidiary has determined the U.S. dollar as the primary currency of its economic environment and thus its functional and reporting currency.

                The subsidiary's transactions and balances denominated in dollars are presented at their original amounts. Non-dollar transactions and balances are recorded at the exchange rate at the date of the transaction and remeasured to dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52 of the U.S. Financial Accounting Standards Board ("FASB"). All transaction gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of operations as financial income or expenses, as appropriate.

        d.      Principles of consolidation:

                The consolidated financial statements include the accounts of the Company and its subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

        e.      Cash equivalents:

                The Company considers all highly liquid investments originally purchased with maturities of three months or less to be cash equivalents.

        f.      Property and equipment:

                Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight line method over the estimated useful lives, at the following annual rates:

                                                                        %
                                                              -----------------


                Leasehold improvements                       (Over the term of
                                                                  the lease)
                Computers and related equipment                        33
                Office furniture and equipment                       7 - 10

        g.      Other assets:

                Other assets are stated at amortized cost. Amortization is calculated using the straight-line method over the estimated useful life, at the following annual rate:

                                                                        %
                                                             ------------------

                Know-how                                               33

        h.      Fair value of financial instruments:

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

                The financial instruments of the Company are mainly cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. The carrying amounts of these financial instruments reasonably approximate their fair values due to the short-term maturities of these instruments

        i.      Basic and diluted net loss per share:

                Basic loss per share is computed based on the weighted average number of common shares outstanding during each year. Diluted net loss per share is computed based on the weighted average number of common shares outstanding during each year, plus the dilutive potential common shares considered outstanding during the year, in accordance with FASB Statement No. 128, "Earnings Per Share".

                All outstanding warrants have been excluded from the calculation of the diluted net loss per Common stock because all such securities are anti-dilutive for all periods presented. The total numbers of stocks related to the outstanding warrants excluded from the calculations of diluted net loss per share were 500,000 for the year ended December 31, 1999.

        j.      Accounting for stock-based compensation:

                In accounting for warrants granted to those other than employees, the provisions of Statement of Financial Accounting Standard Board No. 123, "Accounting for Stock-Based Compensation", were applied. The fair value of these warrants was estimated at the grant date using the Black-Scholes option pricing model.

        k.      Research and development costs:

                Research and development expenditures are charged to operations as incurred. SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", requires capitalization of certain software development costs, subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon the completion of a working model. The Company generally does not incur any costs between the completion of the working model and the point at which the product is ready for general release. Therefore, through December 31, 1999, The Company has charged all software development costs to research and development expenses in the period incurred.

        l.      Concentrations of credit risk:


                SFAS No. 105, "Disclosure of Information About Financial Instruments with off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts or other foreign hedging arrangements.

                Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. Cash and cash equivalents are deposited with major banks in Israel. Management believes that the financial institutions that hold the Company's investments are financially sound, and, accordingly, minimal credit risk exists with respect to these investments.

        m.      Income taxes:

                The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". This statement prescribes the use of the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

        n.      Impact of recently issued accounting standards:

                In June 1998, the Financial Accounting Standards Board issued No. 133 ("SFAS 133"), "Accounting for Derivative instruments and Hedging Activities" ("SFAS No. 133"). This Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The FASB has issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of SFAS No. 133. The rule will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect the impact of this new statement on the Company's consolidated balance sheets or results of operations to be material.

NOTE 3:-    ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

                                                         December 31,
                                                             1999
                                                      -----------------

Government authorities                                      4,834
Receivable-officer ...                                      3,760
Prepaid expenses .....                                     35,294
                                                           ------

                                                           43,888
                                                           ======

NOTE 4:-    PROPERTY AND EQUIPMENT
Cost:
  Leasehold improvements ........                           6,450
  Office furniture and equipment                           13,228
  Computers and related equipment                          21,648
                                                           ------

                                                           41,326
Accumulated depreciation ........                           2,480
                                                           ------

Depreciated cost ................                          38,846
                                                           ======

            Depreciation expenses amounted to $ 2,480 for the year ended December 31, 1999.


NOTE 5:-    OTHER ASSETS

Cost ...................                                   120,000
Accumulated amortization                                    20,000
                                                           -------

                                                           100,000
                                                           =======

            See also Note 9.


NOTE 6:-    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accrued expenses .....                                      97,752
Employees ............                                       5,575
Other accounts payable                                      12,851
                                                           -------

                                                           116,178
                                                           =======

NOTE 7:-    LOAN RECEIVED FROM OFFICER

        The balance does not bear interest and a repayment date has not yet been determined.

NOTE 8:-    COMMON SHARES

        a. In October 1998, the Company effected a reverse stock split of 1:250 on the nominal common stock of the existing shareholders.

                All Common shares and per Common share amounts have been retroactively adjusted to reflect this split, for all periods presented.

        b. In November 1998, the Company issued 27,000 shares to a financial agent, in consideration of consulting fees totaling $ 20,000. The consulting fees are charged as an expense.

        c. Pursuant to the Investment agreement (Note 9) the Company issued:

                In June 1999, 1,200,000 shares to the inventors, and 1,800,000 shares to the consultant.

                In July 1999, 1,000,000 shares to inventors, in consideration for $ 100,000.

                In November 1999, 80,000 shares to investors, in consideration for $ 50,000.

                In June 1999, 500,000 warrants to financial consultant at and exercise price of $ 0.125 per share, exerecisable for a period of three years


NOTE 9:-    PURCHASE OF KNOW-HOW AND INVESTMENT AGREEMENT

                In June 1999, the Company entered into an agreement with two inventors, a consultant and a financial agent.

                The Company purchased from the inventors, a know-how in the field of network data security, in consideration for 1,200,000 shares. The know-how was recorded at its fair market value $ 120,000, and is amortized over a period of three years. The Company also entered into employment agreement with the two inventors.

                The Company entered into a six months consulting agreement with the consultant, in consideration for 1,800,000 shares. Consulting fees totaling $ 180,000 are charged as an expense over the consulting period.

                The agent will offer and sell (on a best efforts basis) the Company's shares in two steps, in consideration for 10% finders fee, plus expenses totaling $ 10,000, as follows:

        a.      1,000,000 shares in consideration for $ 100,000 within 120 days.

        b. 800,000 shares in consideration for $ 500,000, within additional 180 days, which may be executed in installments of $ 50,000 each.

                The agent has a twelve month exclusive right for executing financing agreement on behalf of the Company, and a twelve month first refusal right on any offering proposed by the Company.

                The agent will serve as the Company's financial consultant for a period of 12 months, in consideration for $ 75,000, and 500,000 warrants (including registration rights at Company's expense) at an exercise price of $ 0.125 per share, exercisable for a period of three years commencing with the closing of step A. Consulting expense, comprising the fair value of these options, totaling $ 15,000 are charged as an expense over the consulting period.

                In June 1999, the Company transferred the know-how to its wholly-owned subsidiary, Hidenet Secure Architectures Ltd. The agent will serve as LTD.'s financial agent in consideration for 7% of the proceeds raised, and as financial consultant in consideration for warrants to purchase 7% of LTD.'s raised stock. As to subsequent events in respect of LTD. see Note 13.


NOTE 10:-   BALANCES AND TRANSACTIONS WITH RELATED PARTIES

                                                               December 31,
                                                                 1999
                                                              -----------

        a.      Balances with related parties:

                Current liabilities:
                 Related parties (1)                               85,000
                                                              ===========

                (1)     For  consulting  services,   offering  and  selling  the
                        Company shares.

                                                              Year ended
                                                             December 31,
                                                            -------------
                                                                 1999
                                                            -------------

        b.      Transactions with shareholders:

                Consultation services                              43,125
                                                            =============

                Salaries and related benefits                      10,811
                                                            =============

NOTE 11:-   COMMITMENTS

                The subsidiary rents offices in Israel for a monthly payment of U.S. $ 3,500, which expires at the end of November 2001.

                The subsidiary has an option to extend the lease term for an additional two years.

                Future rental payments, under non cancelable operating leases are as follows:

                                         U.S. dollars
                                         -------------

            2000                            42,000
            2001                            38,500
                                         -------------

                                            80,500
                                         =============

                Rent expenses for the years ended December 31, 1999, were $ 17 thousand. No rent expenses were recorded in 1998.

NOTE 12:-   TAXES ON INCOME

        a.      Measurement of results for tax purposes:

                Results for tax purposes of the Israeli subsidiary are measured on real basis adjusted to the increase in the Israeli CPI. As explained in Note 2b, the financial statements are prepared in U.S. Dollars. The difference between the annual change in the Israeli CPI and in the NIS/U.S. dollar exchange rate causes a difference between taxable income and the reported income reflected by the financial statements. In accordance with paragraph 9(f) of SFAS No. 109 the subsidiary has not provided deferred income taxes on differences between the reporting currency and the tax bases of assets and liabilities.

        b. Reconciliation of the theoretical tax benefit to the actual tax benefit:

                A reconciliation of theoretical tax benefit, assuming all income is taxed at the statutory rate and the actual tax benefit, is as follows:

                                                       Year ended
                                                      December 31,
                                              --------------------------
                                                 1999           1998
                                              ==========     =========

Loss before taxes on income, as reported
  in the consolidated statements of income      386,975         23,250
                                               ========       ========

Statutory tax rate .......................           35%            35%
                                               ========       ========

Theoretical tax benefit ..................      135,441          8,138
Decrease in taxes resulting from:
  Non-deductible expenses, net ...........        1,338         (8,138)
  Losses for which valuation allowances in
respect of deferred tax assets were ......     (136,779)          --
provided
                                               --------       --------

Actual tax benefit .......................         --             --
                                               ========       ========

        c.      Carryforward tax losses and deductions:

                Carryforward tax losses and deductions of the Company and its subsidiary totaled approximately $ 134 thousand at December 31, 1999.

        d.      Loss before income taxes consists of the following:

                                                    Year ended
                                                   December 31,
                                             --------------------------
                                                1999           1998
                                             ==========    ============
                Domestic                       246,225          23,250
                Foreign                        140,750            --
                                             -----------    ------------

                                               386,975         23,250
                                             ===========    ============

        e.      Deferred income taxes

                Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                            Year ended
                                                           December 31,
                                                    --------------------------
                                                        1999           1998
                                                    ==========    ============

                Loss carryforward                     134,103           --
                Less - valuation allowance           (134,103)          --
                                                    ----------    ------------
                                                         --             --
                                                    ==========    ============

                The Company and its subsidiary have provided valuation allowances in respect of deferred tax assets resulting from tax loss carryforwards and other temporary differences; management currently believes that it is more likely than not that the deferred taxes related to these items will not be realized.

NOTE 13:-   SUBSEQUENT EVENTS

        a. In April 2000, Hidenet Secure Architectures Ltd. sold the intellectual property and equipment to Network Privacy.Com Inc. ("NPI") in exchange for $ 325,000 and royalties equal to 1% of the sales proceeds received by the Company within two years. NPI, a Delaware corporation, was formed as a wholly-owned subsidiary of the Company on January 7, 2000 to assume all of the business currently transacted by Hidenet Secure Architectures Ltd.

        b. On April 13, 2000, NP Partners, LLC, "the Investor", entered into a Stock and Option Purchase agreement with the Company and its subsidiary, according to which the investor will purchase 112,000 Preferred shares of NPI and will grant an option to purchase an additional 611,335 Common shares of the Company, in consideration of $ 1,400,000.

                The investor was also granted demand registration rights.

                                 - - - - - - - -

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Set forth below are the name, age and positions with the Company, their business experience during the last five years and the year each was first elected a director of the Company of the directors and executive officers of the Company as of December 31, 1999:

Name and Address                    Position(s) Held                  Age
--------------------------------    -----------------------           -----

Ron Fussman                         President,  Secretary and          38
c/o Hidenet Secure                  Director
   Architectures, Inc.
   103 Medinat Hayehudim Street
Herzliya Israel 46733


Avrum Savran                        Chairman  of the Board of          56
c/o Hidenet Secure                  Directors and Treasurer
   Architectures, Inc.
   103 Medinat Hayehudim Street
Herzliya Israel 46733

      RON FUSSMAN served as President, Secretary-Treasurer and a Director of the Company from March 1996 until his resignation in April 1996 and thereafter served as an independent business consultant to the Company until assuming his current positions with the Company in May of 1997. Mr. Fussman also serves as President and control person of Universal Eagle Ltd., a firm founded by him in 1988 for purposes of providing business and financial consulting services.

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

      As of April 11, 2000, the individuals listed below became directors of the Company.

      URIEL GINSBURG, 23, became a director of the Company in April 2000 and has served as a director of NPI since January 2000. From approximately October 1998 to October 1999, Mr. Ginsburg was the senior software engineer to PRAGMA Computing Systems in Tel Aviv, Israel. From approximately June 1995 to February 1997, he as the Network and Systems Administrator at Shani Information Technologies in Tel Aviv, Israel. He recieved his high school diploma from Ort "Yad-Giyora" in Israel in 1995.

      ROBERT FRIEDMAN, 38, Director, is the Chief Executive Officer and President of Network Privacy.com, Inc. From March 1997 to January 2000, Mr. Friedman managed the US operations of TTR Technologies, Inc., a New York based publicly-traded security technology company with an R&D center in Petach Tikva, Israel. Mr. Friedman served as the VP of Marketing and Business Development and as the CFO of TTR. Prior to that, from 1993 through 1996 he was a Vice President of Oppenheimer & Co., Inc., where he managed the Israel Desk and was responsible for cross-border equity investments primarily in Israeli technology companies. From 1989 to 1993, he was Vice President of The Castle Group Ltd. in New York, a venture capital firm, where he performed financial and strategic marketing analysis for seed capital investments and equity private placements for hi-tech companies. From 1989 to 1990 he also served as CEO of The Metropolitan Media Group, a Los Angeles-based start-up company. He has a Master's Degree from Yale University's School of Management and a B.A. in Economics, with Honors, from Yeshiva University.

      MARK S. HAUSER, 42, is a founder and Managing Director of Tamarix Capital Corporation, a New York-based merchant and investment banking firm which is an affiliate of the Investor. Since March 1998, Mr. Hauser has been the President and Chief Executive Officer of Trident Rowan Group, a public holding company. Since March 8, 1999, he has been the Executive Chairman of Moto Guzzi Corporation, an Italian manufacturer of luxury motorcycles. Between 1986 and 1990, Mr. Hauser was Managing Director of Ocean Capital Corporation, an international investment banking firm. In 1991, Mr. Hauser founded Hauser, Richards & Company, also an international investment banking firm. He currently serves as a director of Integrated Technologies of Israel, Ltd., a joint venture of an investment group and Israel Aircraft Industries, and of International Language Communications, Inc., a multilingual communications services company.


      Directors  are  elected  to  serve  until  the  next  annual   meeting  of
stockholders and until their successors have been elected and have qualified. Officers serve at the discretion of the Board of Directors.

      The Board of Directors took no actions during the fiscal year ended December 31, 1999. The Board does not have any committees.

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Such persons are required by Commission regulations to furnish the Company with copies of all
Section 16(a) forms they filed.

      To the Company's knowledge, no Initial Statement of Beneficial Ownership of Securities on Form 3, or Statement of Changes in Beneficial Ownership on Form 4 or Annual Statement of Changes in Beneficial Ownership on Form 5 were filed with the Commission or furnished to the Company.

ITEM 10.          EXECUTIVE COMPENSATION

      The following table presents certain specific information regarding the compensation of the President and the Chairman of the Company:


                           SUMMARY COMPENSATION TABLE


                                      Annual Compensation       Long-Term Compensation

                                                                      Securities
                                                                      Underlying
                                   Fiscal            Bonus        Stock      All other
   Name and Principal Position      Year  Salary ($)   ($)     Options (#)  Compensation
   ---- --- --------- --------      ----  ------ ---   ---     ------- ---  ------------

Ron Fussman, President and          1999     --  --    --          --          --
Secretary                           1998     --  --    --          --          --
                                    1997     --  --    --          --          --

Avrum Savran, Chairman of the       1999     --  --    --          --          --
Board and Treasurer                 1998     --  --    --          --          --
                                    1997     --  --    --          --          --

      Neither of Messrs. Fussman or Savran have received any compensation for services rendered in their capacities as officers or directors of the Company.

      In connection with the investment by the Investor in the Company, each of the directors of the Company were granted 62,053 shares of Common Stock.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth the beneficial ownership of the Company's Common Stock on June 15, 2000 by persons who either (i) are beneficial owners of 5% of the Company's Common Stock of the 5,154,553 shares outstanding, or (ii) are directors or officers of the Company. Except as otherwise noted, each person has sole voting power and sole investment power with respect to the number of shares beneficially owned.


Name and Address of                          Beneficial Ownership of
Beneficial Owner                             Common Stock                 Percent of Class
--------------------------------------       -------------------------    ----------------


Ron Fussman                                  3,063,153(1)(2)(3)              59.43%
c/o Hidenet Secure Architectures Ltd.
103 Medinat Hayehudim Street
P.O.B. 837
Herzliya, Israel 46733

Avrum Savran                                    62,053(3)                      *
2 Habroshim Street
Ramat Efal
Tel Aviv 52960
Israel

Mark S. Hauser                                  62,053(4)                      *
c/o Hidenet Secure Architectures Ltd.
103 Medinat Hayehudim Street
P.O.B. 837
Herzliya, Israel 46733

Robert Friedman                                266,741(5)                     5.17%
c/o Hidenet Secure Architectures Ltd.
103 Medinat Hayehudim Street
P.O.B. 837
Herzliya, Israel 46733

Uriel Ginsberg                               3,062,053(1)(3)                 59.40%
c/o Hidenet Secure Architectures Ltd.
103 Medinat Hayehudim Street
P.O.B. 837
Herzliya, Israel 46733

IBDH, LLC                                                                    58.20%
c/o Hidenet Secure Architectures Ltd.
103 Medinat Hayehudim Street
P.O.B. 837
Herzliya, Israel 46733                       3,000,000

All  officers  and  directors as a group     3,516,053                       68.21%
(5 persons)


* Less than 2%.

     (1) Includes 3,000,000 shares owned by IBDH, LLC, which is owned 80% by Mr. Fussman and 20% by Mr. Uriel Ginsburg. Mr. Fussman has sole voting power of said shares.

     (2) Includes 1,100 shares owned by Universal Eagle Ltd., a firm under the control of Mr. Fussman by virtue of the fact that he is President of such firm. Accordingly, Mr. Fussman may be considered to be the beneficial owner of such shares.

     (3) Includes 62,053 shares granted to each of the directors of the Company.

     (4) The shares were transferred by the Investor, which was granted said shares in connection with its investment in NPI.

     (5) Pursuant to the Employment Agreement with Mr. Friedman, the Company is obligated to issue an additional 614,065 shares pro ratably over the next three years. See the Employment Agreement between Hidenet Secure Architectures Ltd. and Mr. Friedman.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      For the past two years, there have not been any transactions between the Company and any director, executive officer, 5% security holder or any member of the immediate family of any of the aforementioned which exceeded $60,000 other than as may be indicated in this Form 10-KSB and the financial statements and footnotes thereto which are a part hereof. See "Item I, Description of Business."

ITEM 13.    EXHIBITS, LIST AND REPORTS ON FORM 8-K

            (a)   Exhibits

3.1     Articles of Incorporation of American Acquisition  Corporation (filed as
        Exhibit 3.1 to the Company's Registration Statement on Form S-18 (No. 33-36670) filed on August 30, 1990 and incorporated herein by reference)

3.2 Bylaws of American Acquisition Corporation (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-18 (No. 33-36670) filed August 30, 1990 and incorporated herein by reference)

3.3 Certificate of Amendment to the Certificate of Incorporation of American Acquisition Corporation filed February 27, 1996

3.4 Certificate of Amendment to the Certificate of Incorporation of Savin Electronics Ltd. filed March 18, 1996

3.5 Certificate of Amendment to the Certificate of Incorporation of Savin Electronics Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated June 29, 1999)

4.1     Articles of  Incorporation  of  American  Acquisition  Corporation  (See
        Exhibit 3.1 above)

4.2 Certificate of Amendment to Certificate of Incorporation of Savin Electronics Ltd. filed March 18, 1996 (See Exhibit 3.4 above)

4.3     Common Stock Purchase  Warrant between the Company and Royce  Investment
        Group.

4.4 Assignment of the Common Stock Purchase Warrant between the Company and Royce Investment Group to Ron Fussman.

10.1    Agreement  dated June 11, 1999 between  Savin  Electronics  Inc.,  Uriel
        Ginsberg, Jonathan Levin, John Federman and Royce Investment Group (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 11, 1999)

10.2 Assignment Agreement dated as of June 11, 1999 by Uriel Ginsberg to and in favor of Savin Electronics Inc. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 11, 1999)

10.3 Assignment Agreement dated as of June 11, 1999 by Jonathan Levin to and in favor of Savin Electronics Inc. (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated June 11, 1999)

10.4 Assignment Agreement dated as of June 11, 1999 by John Federman to and in favor of Savin Electronics Inc. (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated June 11, 1999)

10.5 Stock and Option Purchase Agreement entered into as of April 13, 2000 by and between Hidenet Secure Architectures, Inc., NetworkPrivacy.Com, Inc. and NP Partners, LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 14, 2000)

10.6 Stock Option Agreement dated as of April 13, 2000 by and between Hidenet Secure Architectures, Inc. and NP Partners LLC (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 14, 2000)

10.7 Investors Rights Agreement entered into as of April 13, 2000 by and among Hidenet Secure Architectures, Inc., Network Privacy.Com, Inc., IBDH LLC and NP Partners LLC (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated April 14, 2000)

10.8 Amendment to Stock and Option Purchase Agreement as of May 19, 2000 by and among Hidenet Secure Architectures, Inc., NetworkPrivacy.Com, Inc., and NP Partners, LLC. *

10.9 Employment Agreement dated as of December 1999 by Hidenet Secure Architectures Ltd. and Robert Friedman *

10.10 Transfer and Assignment Agreement as of April 1, 2000 between Hidenet Secure Architectures Ltd. and NetworkPrivacy.Com, Inc. *

21.     Subsidiaries of the Company*

---------------
* Filed herewith

(b)   Reports on Form 8-K

      No Current Reports on Form 8-K were filed during the fiscal quarter ended December 31, 1999.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HIDENET SECURE ARCHITECTURES, INC.
                              (formerly known as Savin Electronics Inc.)
                               -------- ----- -- ----- ----------- ---


                                By /s/Ron Fussman
                                    Ron Fussman, President

Date: July 7, 2000



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Ron Fussman          President, Secretary and a Director         Dated:
--------------------                                              July 7, 2000
Ron Fussman

/s/ Avrum Savran         Chairman of the Board of Directors          Dated:
--------------------     and Treasurer                            July 7, 2000
Avrum Savran


/s/ Uriel Ginsberg       Director                                    Dated:
--------------------                                              July 7, 2000
Uriel Ginsberg

                                  Exhibit Index

Exhibit     Description of Exhibit

3.1     Articles of Incorporation of American Acquisition  Corporation (filed as
        Exhibit 3.1 to the Company's Registration Statement on Form S-18 (No. 33-36670) filed on August 30, 1990 and incorporated herein by reference)

3.2 Bylaws of American Acquisition Corporation (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-18 (No. 33-36670) filed August 30, 1990 and incorporated herein by reference)

3.3 Certificate of Amendment to the Certificate of Incorporation of American Acquisition Corporation filed February 27, 1996

3.4 Certificate of Amendment to the Certificate of Incorporation of Savin Electronics Ltd. filed March 18, 1996

3.5 Certificate of Amendment to the Certificate of Incorporation of Savin Electronics Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated June 29, 1999)

4.1     Articles of  Incorporation  of  American  Acquisition  Corporation  (See
        Exhibit 3.1 above)

4.2 Certificate of Amendment to Certificate of Incorporation of Savin Electronics Ltd. filed March 18, 1996 (See Exhibit 3.4 above)

4.3     Common Stock Purchase  Warrant between the Company and Royce  Investment
        Group.

4.4 Assignment of the Common Stock Purchase Warrant between the Company and Royce Investment Group to Ron Fussman.

10.1    Agreement  dated June 11, 1999 between  Savin  Electronics  Inc.,  Uriel
        Ginsberg, Jonathan Levin, John Federman and Royce Investment Group (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 11, 1999)

10.2 Assignment Agreement dated as of June 11, 1999 by Uriel Ginsberg to and in favor of Savin Electronics Inc. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 11, 1999)

10.3 Assignment Agreement dated as of June 11, 1999 by Jonathan Levin to and in favor of Savin Electronics Inc. (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated June 11, 1999)

10.4 Assignment Agreement dated as of June 11, 1999 by John Federman to and in favor of Savin Electronics Inc. (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated June 11, 1999)

10.5 Stock and Option Purchase Agreement entered into as of April 13, 2000 by and between Hidenet Secure Architectures, Inc., NetworkPrivacy.Com, Inc. and NP Partners, LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 14, 2000)

10.6 Stock Option Agreement dated as of April 13, 2000 by and between Hidenet Secure Architectures, Inc. and NP Partners LLC (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 14, 2000)

10.7 Investors Rights Agreement entered into as of April 13, 2000 by and among Hidenet Secure Architectures, Inc., Network Privacy.Com, Inc., IBDH LLC and NP Partners LLC. (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated April 14, 2000)

10.8 Amendment to Stock and Option Purchase Agreement as of May 19, 2000 by and among Hidenet Secure Architectures, Inc., NetworkPrivacy.Com, Inc., and NP Partners, LLC.

10.9 Employment Agreement dated as of December 1999 by Hidenet Secure Architectures Ltd. and Robert Friedman.

10.10 Transfer and Assignment Agreement as of April 1, 2000 between Hidenet Secure Architectures Ltd. and NetworkPrivacy.Com, Inc.

21      Subsidiaries of the Company