Form 10QSB
period 2000-03-30
HIDENET SECURE ARCHITECTURES INC
filed 2000-10-03
CIK 1015979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended March 31, 2000

                        Commission file number 33-36670

                       HIDENET SECURE ARCHITECTURES, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                     22-3061278
          ----------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


103 Medinat Hayehudim Street, POB 837, Herzliya Israel              46733
------------------------------------------------------              -----
      (Address of principal executive offices)                    (Zip Code)

                               011-972-9-957-9795
                               ------------------
              (Registrant's telephone number, including area code)

               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

Common Stock, $.025 par value, 5,205,725 shares outstanding as of September 15, 2000

Traditional Small Business Disclosure Format (check one):     [X] Yes [_] No

                       HIDENET SECURE ARCHITECTURES, INC.

                   (formerly known as Savin Electronics Inc.)


                                      INDEX

                                                                          Page

Part I.  Financial Information

      Item 1.  Consolidated Balance Sheets .............................   F-2

               Consolidated Statements of Operations ...................   F-3

               Statements of Changes in Shareholders' Deficiency .......   F-4

               Consolidated Statements of Cash Flows ...................   F-6

               Notes to Financial Statements ...........................   F-7

      Item 2.  Management's Discussion and Analysis or Plan of Operation   3

Part II.  Other Information

      Item 1.  Legal Proceedings .......................................   4

      Item 2.  Changes in Securities ...................................   4

      Item 3.  Defaults upon Senior Securities .........................   5

      Item 4.  Submission of Matters to a Vote of Security-Holders .....   5

      Item 5.  Other information .......................................   5

      Item 6.  Exhibits and Reports on Form 8-K ........................   5

                        HIDENET SECURE ARCHITECTURES INC.

                      (A company in the development stage)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                              AS OF MARCH 31, 2000


                                 IN U.S. DOLLARS


                                    UNAUDITED




                                      INDEX




                                                                    Page
                                                               --------------

Consolidated Balance Sheets                                         F-2

Consolidated Statements of Operations                               F-3

Statements of Changes in Shareholders' Deficiency                F-4 - F-5

Consolidated Statements of Cash Flows                               F-6

Notes to Consolidated Financial Statements                       F-7 - F-8




                                 - - - - - - - -

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
In U.S. dollars


                                                                              December 31, 1999         March 31,
                                                                                                          2000
                                                                              ------------------    ------------------
                                                                                                    -------------------
                                                                                                        Unaudited
                                                                                                    -------------------
    ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                                4,360               12,447
Accounts receivable and prepaid expenses                                                43,888               36,154
                                                                              ------------------    ------------------

Total current assets                                                                    48,248               48,601
-----
                                                                              ------------------    ------------------

PROPERTY AND EQUIPMENT, NET                                                             38,846               50,728
                                                                              ------------------    ------------------

OTHER ASSETS, NET                                                                      100,000               90,000
                                                                              ------------------    ------------------

                                                                                       187,094              189,329
                                                                              ==================    ==================
    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                                               116,178              149,211
Related parties                                                                         85,000               85,000
Loan received from officer                                                               3,352               53,352
                                                                              ------------------    ------------------

Total current liabilities                                                              204,530              287,563
-----
                                                                              ------------------    ------------------

SHAREHOLDERS' DEFICIENCY:
Common shares at $ 0.025 par value -
  Authorized: 15,000,000 shares as of December 31, 1999;
  Issued and outstanding: 4,139,000 shares as of December 31, 1999                     103,490              103,490
Additional paid-in capital                                                           1,278,166            1,278,166
Receipts on account of shares                                                                -               62,500
Deficit accumulated during the development stage                                    (1,399,092)          (1,542,390)
                                                                              ------------------    ------------------

Total shareholders' deficiency                                                         (17,436)             (98,234)
-----
                                                                              ------------------    ------------------

                                                                                       187,094              189,329
                                                                              ==================    ==================




The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
In U.S. dollars


                                                                                                        Period from
                                                                                                        August 23,
                                                                                                     1990 (inception)
                                          Year ended                 Three months ended                   through
                                         December 31,                     March 31,                      March 31,
                                                            --------------------------------------
                                             1999                 1999                2000                 2000
                                                            ------------------  ------------------  --------------------
                                       ------------------
                                                                                     Unaudited
                                                            ------------------------------------------------------------
Operating costs and expenses:
  Research and development                      75,041                   -              100,325             175,366
  Marketing                                     25,000                   -                    -              25,000
  General and administrative                   286,034                   -               41,206             479,879
  Write-down of investment in
subsidiary                                           -                   -                    -             859,478
                                       ------------------   ------------------  ------------------  --------------------

Operating loss                                 386,075                   -              141,531           1,539,723
Financial expenses, net                            900                   -                1,767               2,667
                                       ------------------   ------------------  ------------------  --------------------

Net loss                                       386,975                   -              143,298           1,542,390
                                       ==================   ==================  ==================  ====================

Basic and diluted net loss
  per share                                       0.19                   -                 0.03                4.54
                                       ==================   ==================  ==================  ====================

Weighted average number of
  shares used in computing
  basic and diluted net loss
  per share                                  2,072,933              59,600            4,306,267             339,528
                                       ==================   ==================  ==================  ====================




The accompanying notes are an integral part of the consolidated financial statements.

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY
--------------------------------------------------------------------------------
In U.S. dollars

                                                                                                       Deficit
                                                                                                       accumulated
                                                                                         Additional    during the      Total
                                                                  Common shares          paid-in       development     shareholders'
                                                             Stock         Amount        capital       stage           deficiency
                                                             ---------     --------      ---------     ----------      --------
Balance as of August 23, 1990 ..........................          --           --             --             --            --

Issuance of shares, net ................................         1,820        1,820         14,857           --          16,677
Net loss ...............................................          --           --             --          (16,915)      (16,915)
                                                             ---------     --------      ---------     ----------      --------

Balance as of April 1, 1992 ............................         1,820        1,820         14,857        (16,915)         (238)

Additional paid-in capital acquired through services
  provided without costs ...............................          --           --            9,000           --           9,000
Net loss ...............................................          --           --             --          (11,227)      (11,227)
                                                             ---------     --------      ---------     ----------      --------

Balance as of April 1, 1993 ............................         1,820        1,820         23,857        (28,142)       (2,465)

Additional paid-in capital acquired through services
  provided without costs ...............................          --           --            9,000           --           9,000
Net loss ...............................................          --           --             --          (12,020)      (12,020)
                                                             ---------     --------      ---------     ----------      --------

Balance as of April 1, 1994 ............................         1,820        1,820         32,857        (40,162)       (5,485)

Additional paid-in capital acquired through services
  provided without costs ...............................          --           --            9,000           --           9,000
Net loss ...............................................          --           --             --           (9,681)       (9,681)
                                                             ---------     --------      ---------     ----------      --------

Balance as of April 1, 1995 ............................         1,820        1,820         41,857        (49,843)       (6,166)

Additional paid-in capital acquired through services
  provided without costs ...............................          --           --            9,000           --           9,000
Net loss ...............................................          --           --             --           (8,434)       (8,434)
                                                             ---------     --------      ---------     ----------      --------

Balance as of April 1, 1996 ............................         1,820        1,820         50,857        (58,277)       (5,600)

Adjustment from change of par value to $ 0.025 per share          --         (1,775)         1,775           --            --
Shares issued to acquire  foreign subsidiary ...........        24,600          615           --             --             615
Net proceeds from private placement of shares ..........         6,180          155        871,959           --         872,114
Net loss ...............................................          --           --             --         (918,103)     (918,103)
                                                             ---------     --------      ---------     ----------      --------

Balance as of December 31, 1996 ........................        32,600          815        924,591       (976,380)      (50,974)

Net loss ...............................................          --           --             --          (12,487)      (12,487)
                                                             ---------     --------      ---------     ----------      --------

Balance as of December 31, 1997 ........................        32,600          815        924,591       (988,867)      (63,461)

Issuance of shares, net ................................        27,000          675         19,325           --          20,000
Net loss ...............................................          --           --             --          (23,250)      (23,250)
                                                             ---------     --------      ---------     ----------      --------

Balance as of December 31, 1998 ........................        59,600        1,490        943,916     (1,012,117)      (66,711)

Issuance of Common shares in  respect of services ......     1,800,000       45,000        135,000           --         180,000
Issuance of warrants in respect of consulting services .          --           --           15,000           --          15,000
Issuance of Common shares in respect of purchasing
  Know-how .............................................     1,200,000       30,000         90,000           --         120,000
Issuance of Common shares, net .........................     1,080,000       27,000         94,250           --         121,250
Net loss ...............................................          --           --             --         (386,975)     (386,975)
                                                             ---------     --------      ---------     ----------      --------

Balance as of Decembers 31, 1999 .......................     4,139,600      103,490      1,278,166     (1,399,092)      (17,436)
                                                             =========     ========      =========     ==========      ========


The accompanying notes are an integral part of the consolidated financial statements.

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY
--------------------------------------------------------------------------------
In U.S. dollars



                                                                                                        Deficit
                                                                                                        accumulated
                                                                               Additional  Receipts on  during the    Total
                                                            Common shares      paid-in     account of   development   shareholders'
                                                           Stock     Amount    capital     shares       stage         Deficiency
                                                         ---------   -------   ---------   ------       ----------    --------

Balance as of January 1, 2000 ........................   4,139,600   103,490   1,278,166     --        (1,399,092)    (17,436)

Receipts on accounts of shares resulting from exercise
  of share options ...................................        --        --          --     62,500            --        62,500
Net loss .............................................        --        --          --       --          (143,298)   (143,298)
                                                         ---------   -------   ---------   ------      ----------    --------

Balance as of March 31, 2000 (unaudited) .............   4,139,600   103,490   1,278,166   62,500      (1,542,390)    (98,234)
                                                         =========   =======   =========   ======      ==========    ========




The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
In U.S. dollars

                                                                                                              Period from
                                                                                                               August 23,
                                                                                                            1990 (inception)
                                                 Year ended                Three months ended                   through
                                                December 31,                    March 31,                      March 31,
                                                                  --------------------------------------
                                                    1999                1999                 2000                 2000
                                                                                           Unaudited
                                                                  ------------------------------------------------------------
Cash flows from operating activities:
Net loss                                             (386,975)                   -             (143,298)         (1,542,390)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Officer salary and rent without costs                     -                    -                    -              41,930
  Write-down of investment in
    subsidiary                                              -                    -                    -             859,478
  Consulting services expenses                        195,000                    -                    -             195,000
  Depreciation and amortization                        22,480                    -               12,884              35,825
  Decrease (increase) in accounts
    receivable and prepaid expenses                   (43,888)                   -                7,734             (36,654)
  Increase in accounts payable and
    accrued liabilities                                57,302                    -               33,033             149,251
  Increase in payables to related parties              85,000                    -                    -              85,000
                                             -------------------  ------------------   -----------------   -------------------

Net cash used in operating activities                 (71,081)                   -              (89,647)           (212,560)
                                             -------------------  ------------------   -----------------   -------------------

Cash flows from investing activities:
Purchase of  property and equipment                   (41,326)                   -              (14,766)            (56,092)
Advance payment to foreign subsidiary                       -                    -                    -            (858,864)
                                             -------------------  ------------------   -----------------   -------------------

Net cash used in investing activities                 (41,326)                   -              (14,766)           (914,956)
                                             -------------------  ------------------   -----------------   -------------------

Cash flows from financing activities:
Proceeds from issuance of Common
  shares, net                                         121,250                    -                    -           1,015,111
Receipts on account of shares                               -                    -               62,500              62,500
Loan received from officer                                200                    -               50,000              67,035
Payments of loan received from officer                 (4,683)                   -                    -              (4,683)
                                             -------------------  ------------------   -----------------   -------------------

Net cash provided by financing
  activities                                          116,767                    -              112,500           1,139,963
                                             -------------------  ------------------   -----------------   -------------------

Increase in cash and cash equivalents                   4,360                    -                8,087              12,447
Cash and cash equivalents at the
  beginning of the period                                   -                    -                4,360                   -
                                             -------------------  ------------------   -----------------   -------------------

Cash and cash equivalents at the
  end of the period                                     4,360                    -               12,447              12,447
                                             ===================  ==================   =================   ===================

Non-cash investing and financing
  activities:
  Issuance of Common shares to acquire
    know-how                                          120,000                    -                    -             120,000
                                             ===================  ==================   =================   ===================
  Common shares issued to acquire
    a foreign subsidiary                                    -                    -                    -                 615
                                             ===================  ==================   =================   ===================

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1:-      GENERAL

              a. Hidenet Secure Architectures Inc. ("the Company"), formerly known as Savin Electronics Inc., is engaged in developing products in the field of network data security .

              b. Hidenet Secure Architectures Ltd. was incorporated in June 1999, as a wholly-owned subsidiary of the Company.

              c. The Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company has not generated any significant revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company's deficit accumulated during the development stage aggregated to $ 1,542,390 through March 31, 2000. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

                     The Company plans to continue to finance its operations with a combination of raising cash through an offering or by financial support from its shareholders and, in the longer term, by generating revenues from product sales (see also Note 4). There is no assurance, however, that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its planned products.


NOTE 2:-      SIGNIFICANT ACCOUNTING POLICIES

               The  significant   accounting  policies  applied  in  the  annual
               financial statements of the Company as of December 31, 1999 are applied consistently in these financial statements.


NOTE 3:-      UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

              The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.


NOTE 4:-      SUBSEQUENT EVENTS

              a. In April 2000, Hidenet Secure Architectures Ltd. a wholly owned subsidiary sold the intellectual property and equipment to Network Privacy.Com Inc. ("NPI"). in exchange for $ 325,000 and royalties equal to 1% of the sales proceeds received by NPI within two years. NPI, a Delaware corporation, was formed as a wholly-owned subsidiary of the Company on January 7, 2000 to assume all of the business currently transacted by Hidenet Secure Architectures Ltd.

              b. On April 13, 2000, an investor entered into a Stock and Option Purchase agreement with the Company and NPI, according to which the investor will purchase 122,000 Preferred shares of NPI or will be granted an option to purchase an additional 665,919 Common shares of the Company, in consideration of $ 1,525,000. The investor was also granted demand registration rights.

              c. In April 2000, 500,000 warrants were exercised into 500,000 shares of the Company, at an exercise price of $ 0.125 per share.

              d. In April 2000 the Board of the Company approved to add members to the Board of Directors of the Company to a total of five members. Each of the directors was subsequently granted 62,053 shares.

                     Compensation expenses in the amount of $710,507 will be recorded by the Company at the grant date.

               e. Pursuant to the Employment Agreement between Hidenet Secure Architectures, Ltd. and the Chief Executive Officer ("CEO") of said company, the CEO is entitled to an aggregate amount of 15% of the equity of the Company, or 818,753 restricted shares of common stock during the term of his employment. As of June 30, 2000, the CEO was granted 204,688 restricted shares of the Company. The CEO is also the Chief Executive Officer of NPI.

                     Compensation expenses in the amount of $468,735 will be recorded by the Company over the period of 43 months, starting on the grant date.


                              - - - - - - - - - -

Item 2. Management's Discussion and Analysis or Plan of Operation:

Cautionary Statement for Forward-Looking Information

       Certain statements contained in this report, including statements regarding the anticipated development of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act (the "Reform Act"). Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company which are not statements of historical fact, may contain forward-looking statements under the Reform Act. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, without limitation, the failure of the Company to obtain additional financing, the failure of the Company to develop a product which is marketable, rapid technological changes in the environment, frequent new product introductions by others in the industry with greater resources than the Company, competition in the marketplace in which the Company decided to operate and evolving industry standards and customer preferences in that market which are difficult to predict. Not only could the Company fail to produce a marketable product, but the introduction of products embodying new technologies and the emergence of new industry standards could render the Company's product, if it is even developed, as well as any potential new products, obsolete and unmarketable. Such constant technological changes also make accurate market predictions difficult. The Company's results depend in part upon its ability to attract, train, retain and motivate qualified management, technical, manufacturing, sales and support personnel for its operations. The Company has filed for patent protection in the United States for its product which it is in the process of developing and has filed for trademark protection for the phrase "Be Confident."

       All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

       The Company has never had any revenues since its inception. The Company intends to develop and market products in the field of network data security through its majority-owned subsidiary, NetworkPrivacy.com, Inc., a Delaware corporation ("NPI"). NPI is still in the development stage of a marketable product in the field of network data security. Said subsidiary is working on a compact, comprehensive and easy-to-use security software for personal and corporate markets, specializing in privacy and anonymity among Internet and Intranet users. The Company has no current operations, and even if the products it is developing in the networks data security field are brought to market, there is no likelihood that the sales of the Company's products will be sufficient to cover the costs and expenses of the Company's operations. The Company estimates that sales of its products will commence at the end of 2000, but there is no assurance that its products will be ready for market at such time. In addition, the failure by the Company to locate funding raises doubts about its ability to continue as a going concern.

       In April 2000, NP Partners, LLC, a New York limited liability company ("NP Partners"), entered into a Stock and Option Purchase Agreement with the Company and NPI pursuant to which (i) NPI purchased 80,000 shares of Series A Convertible Preferred Shares of NPI for $1,000,000 and had the right to purchase additional preferred shares and (ii) the Company granted the investor an option to exchange the preferred shares for shares of common stock of the Company. NP Partners currently invested an aggregate of $1,525,000 in NPI and has an option to exchange its 122,000 preferred shares in NPI for 665,921 shares in the Company.

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

                           Part II - Other Information

Item 1.Legal Proceedings.

       The Company is not presently a party to any other litigation nor, to the knowledge of management, is any litigation threatened.

Item 2.Changes in Securities.

       On April 13, 2000, NPI issued to NP Partners 80,000 shares of Series A Convertible Preferred Shares of NPI for $1,000,000. On May 19, 2000, NPI issued to NP Partners an additional 32,000 shares of preferred stock for an additional investment of $400,00, and on June 12, 2000 issued to NP Partners an additional 10,000 shares for another investment of $125,000. NP Partners currently has an option to exchange its 122,000 preferred shares in NPI for 665,921 shares in the Company. The offering was made pursuant to an exemption under Rule 506 of the Securities Act of 1933, as amended (the "Securities Act").




       On April 13, 2000, the Company issued 62,053 shares of its common stock to each of the five directors in the Company. The Company did not use an underwriter in connection with the issuance not did the Company receive any cash consideration in connection therewith. The issuance was made pursuant to an exemption from registration under Section 4(2) of the Securities Act.

       On April 13, 2000, the Company issued to Robert Friedman, a director of the Company and Chief Executive Officer and President of NPI, 204,688 shares of common stock and is obligated to issue to Mr. Friedman 17,057 shares per month for the 36-month period following April 2000. The issuance was made pursuant to an exemption from registration under Section 4(2) of the Securities Act.

Item 3.Defaults upon Senior Securities.

       None.

Item 4.Submission of Matters to a Vote of Security-Holders.

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

                                         HIDENET SECURE ARCHITECTURES, INC.


                                   By       /s/ Ron Fussman
                                            --------------------------------
                                            Ron Fussman, President

                                   By       /s/ Avrum Savran
                                            --------------------------------
                                            Avrum Savran, Treasurer


Date: September 20, 2000