Form 10QSB
period 2000-06-30
HIDENET SECURE ARCHITECTURES INC
filed 2000-10-03
CIK 1015979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended June 30, 2000

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


                               AS OF JUNE 30, 2000


                                 IN U.S. DOLLARS


                                    UNAUDITED




                                      INDEX


                                                                Page
                                                          --------------

Consolidated Balance Sheets ..............................       2

Consolidated Statements of Operations ....................       3

Statements of Changes in Shareholders' Equity (Deficiency)     4 - 5

Consolidated Statements of Cash Flows ....................       6

Notes to Consolidated Financial Statements ...............     7 - 8




                                 - - - - - - - -

                                               HIDENET SECURE ARCHITECTURES INC.
                                            (A company in the development stage)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
In U.S. dollars


                                                                     December 31,          June 30,
                                                                         1999                2000
                                                                     ----------           ----------
                                                                                           Unaudited
                                                                                          ----------
    ASSETS

CURRENT ASSETS:
Cash and cash equivalents .................................               4,360            1,095,904
Accounts receivable and prepaid expenses ..................              43,888               90,436
                                                                     ----------           ----------

Total current assets ......................................              48,248            1,186,340
                                                                     ----------           ----------

PROPERTY AND EQUIPMENT, NET ...............................              38,846               69,936
                                                                     ----------           ----------

OTHER ASSETS, NET .........................................             100,000               80,000
                                                                     ----------           ----------

                                                                        187,094            1,336,276
                                                                     ==========           ==========
    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Credit from banks .........................................                --                 13,074
Accounts payable and accrued liabilities ..................             116,178              185,285
Related parties ...........................................              85,000                 --
Loan received from officer ................................               3,352                 --
                                                                     ----------           ----------

Total current liabilities .................................             204,530              198,359
                                                                     ----------           ----------

CONVERTIBLE PREFERRED SHARES OF A SUBSIDIARY ..............                --              1,460,000
                                                                     ----------           ----------

SHAREHOLDERS' DEFICIENCY
Common shares at $ 0.025 par value -
  Authorized: 15,000,000 shares as of December 31, 1999;
  Issued and outstanding: 4,139,600 as of December 31, 1999             103,490              128,864
Additional paid-in capital ................................           1,278,166            2,494,534
Deferred compensation .....................................                --               (438,423)
Deficit accumulated during the development stage ..........          (1,399,092)          (2,507,058)
                                                                     ----------           ----------

Total shareholders' deficiency ............................             (17,436)            (322,083)

                                                                     ----------           ----------

                                                                        187,094            1,336,276
                                                                     ==========           ==========




The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
In U.S. dollars



                                                                                                                Period from
                                                                                                                 August 23,
                                                                                                              1990 (inception)
                                       Year ended        Six months ended          Three months ended             through
                                      December 31,           June 30,                    June 30,                June 30,
                                          1999         1999          2000           1999         2000              2000
                                      ----------      ------      ----------       ------      ----------       ----------
                                                                                                Unaudited
                                                      --------------------------------------------------------------------
Operating costs and expenses:
  Research and development .....          75,041        --           224,575         --           124,250          299,616
  Marketing ....................          25,000        --              --           --              --             25,000
  General and administrative ...         271,034        --           143,979         --           102,773          567,652
  Compensation expenses ........          15,000        --           740,819         --           740,819          755,819
  Write-down of investment in
    subsidiary .................            --          --              --           --              --            859,478
                                      ----------      ------      ----------       ------      ----------       ----------

Operating loss .................         386,075        --         1,109,373         --           967,842        2,507,565
Financial expenses (income), net             900        --            (1,407)        --            (3,174)            (507)
                                      ----------      ------      ----------       ------      ----------       ----------

Net loss .......................         386,975        --         1,107,966         --           964,668        2,507,058
                                      ==========      ======      ==========       ======      ==========       ==========

Basic and diluted net loss per
  share ........................            0.19        --              0.24         --              0.19             5.43
                                      ==========      ======      ==========       ======      ==========       ==========

Weighted average number of
  shares used in computing
  basic and diluted net loss
  per share ....................       2,072,933      59,600       4,639,349       59,600       5,139,098          461,551
                                      ==========      ======      ==========       ======      ==========       ==========




The accompanying notes are an integral part of the consolidated financial statements.

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY
--------------------------------------------------------------------------------
In U.S. dollars

                                                                                              Deficit
                                                                                            accumulated
                                                                           Additional       during the          Total
                                                  Common shares              paid-in        development     shareholders'
                                              Shares         Amount          capital           stage          deficiency
                                            ------------   ------------   --------------   --------------  -----------------

Balance as of August 23, 1990                         -             -               -                -                 -

Issuance of shares, net                           1,820         1,820          14,857                -            16,677
Net loss                                              -             -               -          (16,915)          (16,915)
                                            ------------   ------------   --------------   --------------  -----------------

Balance as of April 1, 1992                       1,820         1,820          14,857          (16,915)             (238)

Additional paid-in capital acquired
  through services provided without                   -             -           9,000                -             9,000
costs
Net loss                                              -             -               -          (11,227)          (11,227)
                                            ------------   ------------   --------------   --------------  -----------------

Balance as of April 1, 1993                       1,820         1,820          23,857          (28,142)           (2,465)

Additional paid-in capital acquired
  through services provided without                   -             -           9,000                -             9,000
costs
Net loss                                              -             -               -          (12,020)          (12,020)
                                            ------------   ------------   --------------   --------------  -----------------

Balance as of April 1, 1994                       1,820         1,820          32,857          (40,162)           (5,485)

Additional paid-in capital acquired
through services provided without costs               -             -           9,000                -             9,000
Net loss                                              -             -               -           (9,681)           (9,681)
                                            ------------   ------------   --------------   --------------  -----------------

Balance as of April 1, 1995                       1,820         1,820          41,857          (49,843)           (6,166)

Additional paid-in capital acquired
  through services provided without                   -             -           9,000                -             9,000
costs
Net loss                                              -             -               -           (8,434)           (8,434)
                                            ------------   ------------   --------------   --------------  -----------------

Balance as of April 1, 1996                       1,820         1,820          50,857          (58,277)           (5,600)

Adjustment from change of par value to
  $ 0.025 per share                                   -        (1,775)          1,775                -                 -
Shares issued to acquire  foreign
  subsidiary                                     24,600           615               -                -               615
Net proceeds from private placement of
  shares                                          6,180           155         871,959                -           872,114
Net loss                                              -             -               -         (918,103)         (918,103)
                                            ------------   ------------   --------------   --------------  -----------------

Balance as of December 31, 1996                  32,600           815         924,591         (976,380)          (50,974)

Net loss                                              -             -               -          (12,487)          (12,487)
                                            ------------   ------------   --------------   --------------  -----------------

Balance as of December 31, 1997                  32,600           815         924,591         (988,867)          (63,461)

Issuance of shares, net                          27,000           675          19,325                -            20,000
Net loss                                              -             -               -          (23,250)          (23,250)
                                            ------------   ------------   --------------   --------------  -----------------

Balance as of December 31, 1998                  59,600         1,490         943,916       (1,012,117)          (66,711)

Issuance of Common shares in  respect of
  services                                    1,800,000        45,000         135,000                -           180,000
Issuance of warrants in respect of
consulting services                                   -             -          15,000                -            15,000
Issuance of Common shares in respect of
  purchasing know-how                         1,200,000        30,000          90,000                -           120,000
Issuance of Common shares, net                1,080,000        27,000          94,250                -           121,250
Net loss                                              -             -                         (386,975)         (386,975)
                                            ------------   ------------   --------------   --------------  -----------------

Balance as of December 31, 1999               4,139,600       103,490       1,278,166       (1,399,092)          (17,436)
                                            ============   ============   ==============   ==============  =================


The accompanying notes are an integral part of the consolidated financial statements.

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY
--------------------------------------------------------------------------------
In U.S. dollars


                                                                                                            Deficit
                                                                                                         accumulated
                                                                            Additional                    during the       Total
                                                    Common shares            paid-in      Deferred       development   shareholders'
                                               Stock         Amount          capital    compensation        stage       deficiency
                                            ----------     ----------     ----------     ----------      ----------      ----------


Balance as of January 1, 2000 .........      4,139,600        103,490      1,278,166           --        (1,399,092)        (17,436)

Exercise of share options .............        500,000         12,500         50,000           --              --            62,500
Deferred compensation from shares .....        514,953         12,874      1,166,368     (1,179,242)           --              --
Amortization of deferred compensation .           --             --             --          740,819            --           740,819
Net loss ..............................           --             --             --             --        (1,107,966)     (1,107,966)
                                            ----------     ----------     ----------     ----------      ----------      ----------

Balance as of June 30, 2000 (unaudited)      5,154,553        128,864      2,494,534       (438,423)     (2,507,058)       (322,083)
                                            ==========     ==========     ==========     ==========      ==========      ==========




The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
In U.S. dollars

                                                                                                                      Period from
                                                                                                                       August 23,
                                                                                                                    1990 (inception)
                                               Year ended          Six months ended           Three months ended        through
                                              December 31,             June 30,                    June 30,             June 30,
                                                               --------------------------  -------------------------
                                                  1999            1999          2000          1999          2000          2000
                                             ----------------  ------------  ------------  -----------   -----------  --------------
                                                                                             Unaudited
                                                               ---------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                          (386,975)             -    (1,107,966)            -      (964,668)    (2,507,058)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Officer salary and rent without costs                  -              -             -             -             -         41,930
  Write-down of investment in subsidiary                 -              -             -             -             -        859,478
  Consulting services expenses                     195,000              -             -             -             -        195,000
  Depreciation and amortization                     22,480              -        26,650             -        13,766         49,591
  Increase in accounts receivable and
    prepaid expenses                               (43,888)             -       (46,548)            -       (54,282)       (90,936)
  Increase in accounts payable and
    accrued liabilities                             57,302              -        69,107             -        36,074        185,325
  Increase (decrease) in payables to
related                                             85,000              -       (85,000)            -       (85,000)             -
    parties
  Amortization of deferred compensation                  -              -       740,819             -       740,819        740,819
                                             ----------------  ------------  ------------  -----------   -----------  --------------

Net cash used in operating activities              (71,081)             -      (402,938)            -      (313,291)      (525,851)
                                             ----------------  ------------  ------------  -----------   -----------  --------------

Cash flows from investing activities:
Purchase of property and equipment                 (41,326)             -       (37,740)            -       (22,974)       (79,066)
Advance payment to foreign subsidiary                    -              -             -             -             -       (858,864)
                                             ----------------  ------------  ------------  -----------   -----------  --------------

Net cash used in investing activities              (41,326)             -       (37,740)            -       (22,974)      (937,930)
                                             ----------------  ------------  ------------  -----------   -----------  --------------

Cash flows from financing activities:
-------------------------------------
Proceeds from issuance of Common shares,
  net                                              121,250              -             -             -             -      1,015,111
Exercise of share options                                -              -        62,500             -             -         62,500
Issuance of capital to a minority in a
  subsidiary, net                                        -              -     1,460,000             -     1,460,000      1,460,000
Loan received from officer                             200              -             -             -             -         67,035
Payments of loan received from officer              (4,683)             -        (3,352)            -       (53,352)       (58,035)
Changes in short-term credit, net                        -              -        13,074             -        13,074         13,074
                                             ----------------  ------------  ------------  -----------   -----------  --------------

Net cash provided by financing activities          116,767              -     1,532,222             -     1,419,722      2,559,685
                                             ----------------  ------------  ------------  -----------   -----------  --------------

Increase in cash and cash equivalents                4,360              -     1,091,544             -     1,083,457      1,095,904
Cash and cash equivalents at the
  beginning of the period                                -              -         4,360             -        12,447              -
                                             ----------------  ------------  ------------  -----------   -----------  --------------

Cash and cash equivalents at the
  end of the period                                  4,360              -     1,095,904             -     1,095,904      1,095,904
                                             ================  ============  ============  ===========   ===========  ==============

Non-cash investing and financing
activities:
Issuance of Common shares to acquire
  know-how                                         120,000              -             -             -             -        120,000
                                             ================  ============  ============  ===========   ===========  ==============
Common shares issued to acquire a foreign
  subsidiary                                             -              -             -             -             -            615
                                             ================  ============  ============  ===========   ===========  ==============


The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1:-      GENERAL

              a. Hidenet Secure Architectures Inc. ("the Company"), formerly known as Savin Electronics Inc., is engaged in developing products in the field of network data security.

              b. Hidenet Secure Architectures Ltd. was incorporated in June 1999, as a wholly-owned subsidiary of the Company.

              c. The Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company has not generated any significant revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company's deficit accumulated during the development stage aggregated to $ 308,702 through June 30, 2000. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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


NOTE 3:-      UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

              The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for as fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.


NOTE 4:-      INVESTMENT AGREEMENT

              On April 13, 2000, an investor entered into a Stock and Option Purchase agreement with the Company and Network Privacy.Com Inc. ("NPI"), according to which the investor will purchase 122,000 Preferred shares of NPI convertible to 665,921 Common shares of the Company, in consideration of $ 1,525,000. The investor was also granted demand registration rights.

              In April 2000, Hidenet Secure Architectures Ltd. a wholly-owned subsidiary, sold the intellectual property and equipment to NPI, in exchange for $ 325,000 and royalties equal to 1% of the sales proceeds received by NPI within two years. NPI, a Delaware corporation, was formed as a wholly-owned subsidiary of the Company on January 7, 2000 to assume all of the business currently transacted by Hidenet Secure Architectures Ltd.


NOTE 5:-      EXERCISE OF SHARE OPTIONS

              In April 2000, 500,000 warrants were exercised into 500,000 shares of the Company, at an exercise price of $ 0.125 per share.


NOTE 6:-      ISSUANCE OF SHARES

              a. In April 2000 the Board of Directors of the Company approved to add members to the Board of Directors of the Company to a total of five members. Each of the directors was subsequently granted 62,053 shares.

                     Compensation expenses in the amount of $ 710,507 were recorded during the six months ended June 30, 2000.

              b. Pursuant to the Employment Agreement between Hidenet Secure Architectures Ltd. and its Chief Executive Officer ("CEO") the CEO is entitled to an aggregate amount of 15% of the equity of the Company, or 818,753 restricted shares of common stock, during the term of his employment. As of June 30, 2000, the CEO was granted 204,688 restricted shares of the Company. The CEO is also the Chief Executive Officer of NPI.

                     Compensation expenses in the amount of $ 30,312 were recorded during the six month ended June 30, 2000. An additional $ 438,423 will be recorded by the Company over an additional period of 40 months.

                              - - - - - - - - - - -

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

                           Part II -Other Information

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

       None.

Item 5. Other information.

       None.

Item 6. Exhibits and reports on Form 8-K

       (a)    Exhibits

              27.1    Financial Data Schedule.

       (b)    Reports on Form 8-K

              On April 20, 2000, a Current Report on Form 8-K was filed by the Registrant containing information about the investment made in Network Privacy.

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