Form 10QSB
period 2000-09-30
HIDENET SECURE ARCHITECTURES INC
filed 2000-11-14
CIK 1015979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

Commission file number 33-36670

                       HIDENET SECURE ARCHITECTURES, INC.
             (Exact name of registrant as specified in its charter)

            New Jersey                                           22-3061278
            ----------                                           -----------
  (State or other jurisdiction of                             (I.R.S. Employer
    incorporation or organization)                           Identification No.)

103 Medinat Hayehudim Street, POB 837, Herzliya Israel               46733
------------------------------------------------------               -----
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __ No.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.025 par value, 5,239,833 shares outstanding as of November 10, 2000

Traditional Small Business Disclosure Format (check one):     X Yes    No

--------------------------------------------------------------------------------

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

                                                                                    Page

PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Balance Sheets                                       F-2

                  Consolidated Statements of Operations                             F-3

                  Statements of Changes in Shareholders' Deficiency                 F-4

                  Consolidated Statements of Cash Flows                             F-6

                  Notes to Financial Statements                                     F-7

        Item 2.   Management's Discussion and Analysis or Plan of Operation         3

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                 4

         Item 2.  Changes in Securities                                             4

         Item 3.  Defaults upon Senior Securities                                   5

         Item 4.  Submission of Matters to a Vote of Security-Holders               5

         Item 5.  Other information                                                 5

         Item 6.  Exhibits and Reports on Form 8-K                                  5

                        HIDENET SECURE ARCHITECTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 2000

                                 IN U.S. DOLLARS

                                    UNAUDITED

                                      INDEX

                                                                         PAGE
                                                                      ----------

CONSOLIDATED BALANCE SHEETS                                                2

CONSOLIDATED STATEMENTS OF OPERATIONS                                      3

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY                        4 - 5

CONSOLIDATED STATEMENTS OF CASH FLOWS                                      6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               7 - 8




                                 - - - - - - - -

                                               HIDENET SECURE ARCHITECTURES INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                  DECEMBER 31,           SEPTEMBER 30,
                                                                      1999                   2000
                                                             --------------------    --------------------
                                                                                           UNAUDITED
                                                                                     -------------------
    ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                               4,360               655,970
Accounts receivable and prepaid expenses                               43,888                37,407
                                                             --------------------   --------------------
Total current assets                                                   48,248               693,377
                                                             --------------------   --------------------
PROPERTY AND EQUIPMENT, NET                                            38,846                82,154
                                                             --------------------   --------------------
OTHER ASSETS, NET                                                     100,000                70,000
                                                             --------------------   --------------------
                                                                      187,094               845,531
                                                             ====================   ====================
    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Short-term bank credit                                                      -                 2,092
Accounts payable and accrued liabilities                              116,178               240,730
Related parties                                                        85,000                     -
Loan received from officer                                              3,352                     -
                                                             --------------------   --------------------
Total current liabilities                                             204,530               242,822
                                                             --------------------   --------------------

CONVERTIBLE PREFERRED SHARES OF A SUBSIDIARY                                -             1,460,000
                                                             --------------------   --------------------
SHAREHOLDERS' DEFICIENCY
Common shares of $ 0.025 par value -
  Authorized: 15,000,000 shares as of December 31, 1999;
  Issued and outstanding: 4,139,600 as of December 31, 1999           103,490               130,143
Additional paid-in capital                                          1,278,166             2,610,439
Deferred compensation                                                       -              (517,792)
Deficit accumulated during the development stage                   (1,399,092)           (3,080,081)
                                                             --------------------   --------------------
Total shareholders' deficiency                                        (17,436)             (857,291)
                                                             --------------------   --------------------

                                                                      187,094               845,531
                                                             ====================   ====================




The accompanying notes are an integral part of the consolidated financial statements.

                                               HIDENET SECURE ARCHITECTURES INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                                                PERIOD FROM
                                                                                                  AUGUST 23,
                                      YEAR ENDED    NINE MONTHS ENDED     THREE MONTHS ENDED   1990 (INCEPTION)
                                     DECEMBER 31,     SEPTEMBER 30,            SEPTEMBER 30,      THROUGH
                                                  -------------------  ---------------------    SEPTEMBER 30,
                                         1999        1999      2000       1999        2000          2000
                                     ---------    --------  ---------   ---------   ---------  ----------
                                                                         UNAUDITED
                                     ---------------------------------------------------------------------
Operating costs and expenses:
  Research and development              75,041     23,346     647,231      23,346      422,656     722,272
  Marketing                             25,000          -           -          -            -       25,000
  General and administrative           271,034    108,940     263,848     108,940      119,869     687,521
  Compensation expenses                 15,000          -     778,634          -        37,815     793,634
  Write-down of investment in
    Subsidiary                               -          -           -          -            -      859,478
                                     ---------    --------   ---------   --------   ----------  ----------
Operating loss                         386,075    132,286   1,689,713     132,286      580,340   3,087,905
Financial expenses (income), net           900        321      (8,724)        321       (7,317      (7,824
                                     ---------   --------   ---------    --------   ----------  ----------
Net loss                               386,975    132,607   1,680,989     132,607      573,023   3,080,081
                                     =========   ========   =========    ========   ==========  ==========
Basic and diluted net loss per
  Share                                   0.19       0.03        0.34        0.03         0.11        5.32
                                     =========   ========   =========    ========   ==========  ==========
Weighted average number of
  shares used in computing
  basic and diluted net loss
  per share                          2,072,933  4,059,600   4,884,697   4,059,600    5,188,667     578,752
                                     =========  =========   =========   =========   ==========  ==========




The accompanying notes are an integral part of the consolidated financial statements.

                                               HIDENET SECURE ARCHITECTURES INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY
--------------------------------------------------------------------------------
IN U.S. DOLLARS


                                                                                              DEFICIT
                                                                                            ACCUMULATED
                                                  COMMON SHARES            ADDITIONAL        DURING THE          TOTAL
                                            ---------------------------      PAID-IN        DEVELOPMENT     SHAREHOLDERS'
                                              SHARES         AMOUNT          CAPITAL           STAGE          DEFICIENCY
                                            ------------   ------------   --------------   --------------  -----------------
Balance as of August 23, 1990                         -             -               -                -                 -
Issuance of shares, net                           1,820         1,820          14,857                -            16,677
Net loss                                              -             -               -          (16,915)          (16,915)
                                            ------------   ------------   --------------   --------------  -----------------
Balance as of April 1, 1992                       1,820         1,820          14,857          (16,915)             (238)
Additional paid-in capital acquired
  through services provided without                   -             -           9,000                -             9,000
  costs
Net loss                                              -             -               -          (11,227)          (11,227)
                                            ------------   ------------   --------------   --------------  -----------------
Balance as of April 1, 1993                       1,820         1,820          23,857          (28,142)           (2,465)
Additional paid-in capital acquired
  through services provided without                   -             -           9,000                -             9,000
  costs
Net loss                                              -             -               -          (12,020)          (12,020)
                                            ------------   ------------   --------------   --------------  -----------------
Balance as of April 1, 1994                       1,820         1,820          32,857          (40,162)           (5,485)
Additional paid-in capital acquired
  through services provided without costs             -             -           9,000                -             9,000
Net loss                                              -             -               -           (9,681)           (9,681)
                                            ------------   ------------   --------------   --------------  -----------------
Balance as of April 1, 1995                       1,820         1,820          41,857          (49,843)           (6,166)
Additional paid-in capital acquired
  through services provided without                   -             -           9,000                -             9,000
  costs
Net loss                                              -             -               -           (8,434)           (8,434)
                                            ------------   ------------   --------------   --------------  -----------------
Balance as of April 1, 1996                       1,820         1,820          50,857          (58,277)           (5,600)
Adjustment from change of par value to
  $ 0.025 per share                                   -        (1,775)          1,775                -                 -
Issuance of shares for acquisition of
  foreign subsidiary                             24,600           615               -                -               615
Net proceeds from private placement of
  shares                                          6,180           155         871,959                -           872,114
Net loss                                              -             -               -         (918,103)         (918,103)
                                            ------------   ------------   --------------   --------------  -----------------
Balance as of December 31, 1996                  32,600           815         924,591         (976,380)          (50,974)
Net loss                                              -             -               -          (12,487)          (12,487)
                                            ------------   ------------   --------------   --------------  -----------------
Balance as of December 31, 1997                  32,600           815         924,591         (988,867)          (63,461)
Issuance of shares, net                          27,000           675          19,325                -            20,000
Net loss                                              -             -               -          (23,250)          (23,250)
                                            ------------   ------------   --------------   --------------  -----------------
Balance as of December 31, 1998                  59,600         1,490         943,916       (1,012,117)          (66,711)
Issuance of shares for services               1,800,000        45,000         135,000                -           180,000
Issuance of warrants for consulting
  services                                            -             -          15,000                -            15,000
Issuance of shares for purchase of
  know-how                                    1,200,000        30,000          90,000                -           120,000
Issuance of shares, net                       1,080,000        27,000          94,250                -           121,250
Net loss                                              -             -               -         (386,975)         (386,975)
                                            ------------   ------------   --------------   --------------  -----------------
Balance as of December 31, 1999               4,139,600       103,490       1,278,166       (1,399,092)          (17,436)
                                            ============   ============   ==============   ==============  =================

The accompanying notes are an integral part of the consolidated financial statements.

                                               HIDENET SECURE ARCHITECTURES INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                                                          DEFICIT
                                                                                                         ACCUMULATED
                                                          COMMON SHARES         ADDITIONAL               DURING THE        TOTAL
                                                    -------------------------    PAID-IN    DEFERRED     DEVELOPMENT   SHAREHOLDERS'
                                                        STOCK       AMOUNT       CAPITAL   COMPENSATION    STAGE        DEFICIENCY
                                                    -----------  -----------   ----------- ----------    ---------      -----------


Balance as of January 1, 2000                         4,139,600      103,490    1,278,166           -   (1,399,092)       (17,436)

Exercise of share options                               500,000       12,500       50,000           -            -         62,500
Deferred compensation from shares                       566,125       14,153    1,282,273  (1,296,426)           -              -
Amortization of deferred compensation                         -            -            -     778,634            -        778,634
Net loss                                                      -            -            -           -   (1,680,989)    (1,680,989)
                                                    -----------   ----------    ----------  ----------  ----------      -----------

Balance as of September 30, 2000 (unaudited)          5,205,725      130,143     2,610,439    (517,792) (3,080,081)      (857,291)
                                                    ===========   ==========    ==========  ==========  ===========     ===========



The accompanying notes are an integral part of the consolidated financial statements.

                                               HIDENET SECURE ARCHITECTURES INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                                                                    PERIOD FROM
                                                                                                                      AUGUST 23,
                                                                                                                        1990
                                                              NINE MONTHS ENDED        THREE MONTHS ENDED           (INCEPTION)
                                                YEAR ENDED      SEPTEMBER 30,             SEPTEMBER 30,                 THROUGH
                                               DECEMBER 31,  -----------------------  --------------------------     SEPTEMBER 30,
                                                   1999        1999         2000          1999          2000            2000
                                                ---------    ---------  ------------  ------------  ------------  ----------------
                                                                                            UNAUDITED
                                                             ----------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                         (386,975)    (132,607)   (1,680,989)     (132,607)     (573,023)    (3,080,081)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Officer salary and rent without costs                 -            -             -             -             -         41,930
  Write-down of investment in subsidiary                -            -             -             -             -        859,478
  Consulting services expenses                    195,000   (*  60,000             -    (*  60,000             -        195,000
  Depreciation and amortization                    22,480       10,376        43,412        10,376        16,762         66,353
  Decrease (increase) in accounts receivable
    and prepaid expenses                          (43,888)   (*(59,113)        6,481     (*(59,113)       53,029        (37,907)
  Increase in accounts payable and
    accrued liabilities                            57,302       46,079       124,552        46,079        55,445        240,770
  Increase (decrease) in payables to related
    parties                                        85,000   (*  56,450       (85,000)   (*  56,450             -            -
  Amortization of deferred compensation                 -   (*     -         778,634    (*  -             37,815        778,634
                                                 --------   ----------  ------------  ------------  ------------     ----------
Net cash used in operating activities             (71,081)  (* (18,815)     (812,910)   (* (18,815)     (409,972)      (935,823)
                                                 --------   ----------  ------------  ------------  ------------     ----------
Cash flows from investing activities:
Purchase of property and equipment                (41,326)     (30,072)      (56,720)      (30,072)      (18,980)       (98,046)
Advance payment to foreign subsidiary                   -            -             -             -             -       (858,864)
                                                 --------   ----------  ------------  ------------  ------------     ----------
Net cash used in investing activities             (41,326)     (30,072)      (56,720)      (30,072)      (18,980)      (956,910)
                                                 --------   ----------  ------------  ------------  ------------     ----------
Cash flows from financing activities:
Proceeds from issuance of shares, net             121,250  (*  100,000            -    (*  100,000             -      1,015,111
Exercise of share options                               -            -        62,500             -             -         62,500
Issuance of capital to a minority in a
  subsidiary, net                                       -            -     1,460,000             -             -      1,460,000
Loan received from officer                            200            -             -             -             -         67,035
Payments of loan received from officer             (4,683)           -        (3,352)            -             -        (58,035)
Short-term bank credit, net                             -        3,684         2,092         3,684       (10,982)         2,092
                                                 --------  -----------  ------------  ------------  ------------      ---------
Net cash provided by (used in) financing
  activities                                      116,767  (*  103,684     1,521,240   (*  103,684       (10,982)     2,548,703
                                                 --------  -----------  ------------  ------------  ------------      ---------
Increase (decrease) in cash and cash equivalents    4,360       54,797       651,610        54,797      (439,934)       655,970
Cash and cash equivalents at beginning of period        -            -         4,360             -     1,095,904            -
                                                 --------  -----------  ------------  ------------  ------------      ---------
Cash and cash equivalents at end of period          4,360       54,797       655,970        54,797       655,970        655,970
                                                 ========  ===========  ============  ============  ============      =========
Non-cash investing and financing activities:
Issuance of shares for purchase of know-how       120,000    (*120,000             -     (*120,000             -        120,000
                                                 ========  ===========  ============  ============  ============      =========
Issuance of shares for acquisition of
  foreign subsidiary                                    -            -             -             -             -            615
                                                 ========  ===========  ============  ============  ============      =========
Deferred stock compensation                             -    (*135,000             -     (*135,000             -        135,000
                                                 ========  ===========  ============  ============  ============      =========
Issuance expenses payable                               -   (*  28,750             -    (*  28,750             -         28,750
                                                 ========  ===========  ============  ============  ============      =========

*)   Reclassified.

The accompanying notes are an integral part of the consolidated financial statements.

                                               HIDENET SECURE ARCHITECTURES INC.
                                                   (A DEVELOPMENT STAGE COMPANY)


NOTE 1:-      GENERAL

              a. Hidenet Secure Architectures Inc. ("the Company"), formerly known as Savin Electronics Inc., is engaged in developing products in the field of network data security.

              b. Hidenet Secure Architectures Ltd. was incorporated in June 1999, as a wholly-owned subsidiary of the Company.

              c. The Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company has not generated any significant revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company's deficit accumulated during the development stage amounts to $ 3,080,081 for September 30, 2000. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

NOTE 3:-      UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

              The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for as fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

                                               HIDENET SECURE ARCHITECTURES INC.
                                                   (A DEVELOPMENT STAGE COMPANY)


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

                     Compensation expenses in the amount of $ 710,507 were recorded during the nine months ended September 30, 2000.

              b. Pursuant to the Employment Agreement between Hidenet Secure Architectures Ltd. and its Chief Executive Officer ("CEO") the CEO is entitled to an aggregate amount of 15% of the equity of the Company, or 818,753 restricted shares of common stock, during the term of his employment. As of September 30, 2000, the CEO was granted 255,860 restricted shares of the Company. The CEO is also the CEO of NPI.

                     Compensation expenses in the amount of $ 68,127 were recorded during the nine month ended September 30, 2000. An additional $ 517,792 will be recorded by the Company over an additional period of 37 months.

                              - - - - - - - - - - -

                                               HIDENET SECURE ARCHITECTURES INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

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

          The Company has never had any revenues since its inception. The Company intends to develop and market products in the field of network data security through its majority-owned subsidiary, NetworkPrivacy.com, Inc., a Delaware corporation ("NPI"). NPI is still in the development stage of a marketable product in the field of network data security. Said subsidiary is working on a compact, comprehensive and easy-to-use security software for personal and corporate markets, specializing in privacy and anonymity among Internet and Intranet users. The Company has no current operations, and even if the products it is developing in the networks data security field are brought to market, there is no likelihood that the sales of the Company's products will be sufficient to cover the costs and expenses of the Company's operations. It is anticipated that the Company's product will be ready for beta testing by the end of 2000. There is no assurance as to when its products will be ready for market. In addition, the failure by the Company to locate funding raises doubts about its ability to continue as a going concern.

                                               HIDENET SECURE ARCHITECTURES INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

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

 Item 5.         Other information.

                 None.

 Item 6.         Exhibits and reports on Form 8-K

                (a)      Exhibits

                 7.1     Financial Data
                         Schedule.

                 b)      Reports on Form
                         8-K None.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              HIDENET SECURE ARCHITECTURES, INC.

                                              By       /s/ Ron Fussman
                                                       Ron Fussman, President

                                              By       /s/ Avrum Savran
                                                       Avrum Savran, Treasurer

Date: November 13, 2000